Form 10-Q
period 2008-06-30
Tripod International, Inc.
filed 2008-08-11
CIK 1433654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                          Commission File No. 000-52782


                           Tripod International, Inc.
                 (Name of small business issuer in its charter)

           Nevada                                                   N/A
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          5 Xinhua Street, Office 1310
                   Tiexi District, Shenyang, Liaoning Province
                                  China 110023
                    (Address of principal executive offices)

                                2+86-13358878308
                           (Issuer's telephone number)

Securities registered pursuant to                     Name of each exchange
     Section 12(b) of the Act:                         on which registered:
     -------------------------                         --------------------
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                      Outstanding as of July 23, 2008
      -----                                      -------------------------------
Common Stock, $0.001                                         5,000,000

                           TRIPOD INTERNATIONAL, INC.

                                    Form 10-Q

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

          Balance Sheets
          Statements of Operations
          Statements of Cash Flows
          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             11

Item 3. Quantitative and Qualitative Disclosures About Market Risk            14

Item 4. Controls and Procedures                                               15

Part II. OTHER INFORMATION

Item 1 Legal Proceedings                                                      16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           16

Item 3. Defaults Upon Senior Securities                                       16

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits                                                              16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIPOD INTERNATIONAL, INC
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                         June 30,          March 31,
                                                                           2008              2008
                                                                         -------           -------
                                                                       (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $ 1,504           $ 5,148
                                                                         -------           -------

      TOTAL ASSETS                                                       $ 1,504           $ 5,148
                                                                         =======           =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LONG TERM LIABILITIES
  Loan from Director                                                     $ 3,730           $ 1,230
                                                                         -------           -------

      TOTAL LONG TERM LIABILITIES                                        $ 3,730           $ 1,230
                                                                         -------           -------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 75,000,000 shares authorized;
   5,000,000 shares issued and outstanding                                 5,000             5,000
  Additional paid-in-capital                                                  --                --
  Deficit accumulated during the development stage                        (7,226)           (1,082)
                                                                         -------           -------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (2,226)            3,918
                                                                         -------           -------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 1,504           $ 5,148
                                                                         =======           =======


   The accompanying notes are an integral part of these financial statements.

TRIPOD INTERNATIONAL, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months       From Inception on
                                                                Ended          February 6, 2008 to
                                                               June 30,             June 30,
                                                                 2008                 2008
                                                              ----------           ----------
EXPENSES
  General and Administrative Expenses                         $    6,144           $    7,226
                                                              ----------           ----------
      Net (loss) from Operation before Taxes                      (6,144)              (7,226)

Provision for Income Taxes                                             0                    0
                                                              ----------           ----------

Net (loss)                                                    $   (6,144)          $   (7,226)
                                                              ==========           ==========

(LOSS) PER COMMON SHARE - BASIC AND DILUTED                   $    (0.00)          $    (0.00)
                                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           5,000,000
                                                              ==========


   The accompanying notes are an integral part of these financial statements.

TRIPOD INTERNATIONAL, INC
(A Development Stage Company)
Statement of Stockholders' Deficit
From Inception on February 6, 2008 to June 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                              Number of                  Additional       During
                                               Common                     Paid-in       Development
                                               Shares        Amount       Capital         Stage         Total
                                               ------        ------       -------         -----         -----
Balance at inception on February 6, 2008

Common shares issued for cash at $0.001       5,000,000      $ 5,000      $    --       $     --      $  5,000

Net (loss)                                           --           --           --         (1,082)       (1,082)
                                              ---------      -------      -------       --------      --------

Balance as of March 31, 2008                  5,000,000        5,000           --         (1,082)        3,918

Net (loss)                                           --           --           --         (6,144)       (6,144)
                                              ---------      -------      -------       --------      --------

Balance as of June 30, 2008                   5,000,000      $ 5,000      $    --       $ (7,226)     $ (2,226)
                                              =========      =======      =======       ========      ========


   The accompanying notes are an integral part of these financial statements.

TRIPOD INTERNATIONAL, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                    Three Months          From Inception on
                                                       Ended             February 6, 2008 to
                                                      June 30,                June 30,
                                                        2008                    2008
                                                      --------                --------
OPERATING ACTIVITIES
  Net (loss)                                          $ (6,144)               $ (7,226)
                                                      --------                --------

      Net cash (used) for operating activities          (6,144)                 (7,226)
                                                      --------                --------
FINANCING ACTIVITIES
  Loans from Director                                    2,500                   3,730
  Sale of common stock                                      --                   5,000
                                                      --------                --------

      Net cash provided by financing activities          2,500                   8,730
                                                      --------                --------
Net increase (decrease) in cash and equivalents         (3,644)                  1,504

Cash and equivalents at beginning of the period          5,148                      --
                                                      --------                --------

Cash and equivalents at end of the period             $  1,504                $  1,504
                                                      ========                ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                            $     --                $     --
                                                      ========                ========

  Taxes                                               $     --                $     --
                                                      ========                ========

NON-CASH ACTIVITIES                                   $     --                $     --
                                                      ========                ========


   The accompanying notes are an integral part of these financial statements.

TRIPOD INTERNATIONAL, INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS OPERATIONS

TRIPOD INTERNATIONAL, INC ("the Company") was incorporated under the laws of the State of Nevada, U.S. on February 6, 2008. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily to provide service to potential students from China who wants to study in North America. The company helps find appropriate school or university in USA and Canada, obtain a visa and find accommodations in the place of study. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 6, 2008 through June 30, 2008 the Company has accumulated losses of $7,226.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $7,226 as of June 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

c) Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d) Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e) Foreign Currency Translation
The Company's functional currency and its reporting currency is the United States dollar.

f) Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

h) Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement

TRIPOD INTERNATIONAL, INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

i) Basic and Diluted Net Loss per Share
The  Company   computes  net  loss  per  share  in  accordance   with  SFAS  No.
128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

j) Fiscal Periods
The Company's fiscal year end is March 31.

k) Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.

TRIPOD INTERNATIONAL, INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is over funded or record a liability in its financial statements if a plan is under funded with a corresponding offset to shareholders' equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders' equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. In March 2008, the Company issued 5,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $5,000.

During the period February 6, 2008 (inception) to March 31, 2008, the Company sold a total of 5,000,000 shares of common stock for total cash proceeds of $5,000.

TRIPOD INTERNATIONAL, INC
(A Development Stage Company)
Notes To The Financial Statements
June 30, 2008
--------------------------------------------------------------------------------

4. INCOME TAXES

 As of June 30, 2008, the Company had net operating loss carry forwards of approximately $7,226 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTONS

 On February 6, 2008, related party had loaned the Company $930. On March 3,2008 related party had loaned the Company $300. On April 16,2008 related party had loaned the Company $2,500. The loans are non-interest bearing, due upon demand and unsecured.

6. REGISTRATION STATEMENT

On May 9, 2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC"). On May 30, 2008, the SEC declared the registration statement effective.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Tripod International, Inc. was incorporated under the laws of the State of Nevada on February 6, 2008 and have not commenced business operations. As of the date of this Quarterly Report, we are developing a website (www.studyESL.cn) that will offer different educational programs in North America to Chinese students. We intend to assist international students in finding appropriate universities in the United States and Canada to enroll in and to further assist the international students in obtaining a visa and finding accommodations in the respective place of study. As we expand, we intend to offer our services to other parts of Asia. Our service will start from preliminary consultation and end when our clients are enrolled in the study program, entered into the destination country, and accommodated at desired place. However, we intend to be available to students during their educational program incase an unresolved issue arises. Our services will include: (i) consultation about education in United States and Canada; (ii) assisting in selection of a proper educational institution and program; (iii) conducing negotiations with the educational institutions on behalf of our clients; (iv) assisting our client in obtaining a visa and gathering documentation for visa application; and (v) assisting in locating living accommodations in the place of studying.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Tripod International, Inc.," refers to Tripod International, Inc.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the three month period ended June 30, 2008, including the notes to those financial statements which are included in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATION

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED JUNE 30, 2008

Our net loss for the three month period ended June 30, 2008 was ($6,144). During the three month periods ended June 30, 2008, we did not generate any revenue.

Our net loss during the three month period ended June 30, 2008 was ($6,144). During the three month period ended June 30, 2008, we incurred general and administrative expenses of $6,144. These expenses incurred during the three month period ended June 30, 2008 consisted of office and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our net loss of ($6,144) during the three month period ended June 30, 2008. The weighted average number of shares outstanding was 5,000,000 for the three month period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED JUNE 30, 2008

As at the three month period ended June 30, 2008, our current assets were $1,504 and our current liabilities were $3,730, which resulted in a working capital deficit of $2,226. As at the three month period ended June 30, 2008, total assets were comprised of $1,504 in cash. As at the three month period ended June 30, 2008, current liabilities were comprised entirely of $3,730 in loan from director.

As at fiscal year ended March 31, 2008, our total assets were $5,148 comprised of $5,148 in cash. The decrease in total assets during the three month period ended June 30, 2008 from fiscal year ended March 31, 2008 was primarily due to the decrease in cash resulting from increase in business operations.

As at fiscal  year ended  March 31,  2008,  our total  liabilities  were  $1,230 comprised of $1,230 in loan from director. The increase in liabilities during the three month period ended June 30, 2008 from fiscal year ended March 31, 2008 was primarily due to the increase in loan from director.

Stockholders' equity (deficit) decreased from $3,918 for fiscal year ended March 31, 2008 to ($2,226) for the three month period ended June 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2008, net cash flows used in operating activities was ($6,144) consisting primarily of a net loss of ($6,144).

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended June 30, 2008, net cash flows provided from financing activities was $2,500 consisting of loan from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to implementation of our business plan and increase in business operations. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of our business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2008/2009. During the three-month period ended June 30, 2008, Vera Verchera, our Chief Executive Officer and a director, loaned us $2,500. As of June 30, 2008, we owe Ms. Verchera an aggregate $3,730.00. The loans are non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). The Chinese Renminbi ("RMB") has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company's consolidated financial reporting and make realistic revenue projections difficult. Recently (July 2005), the Renminbi was allowed to rise 2%. This has not had an appreciable effect on our operations and seems unlikely to do so.

As Renminbi is our functional currency, the fluctuation of exchange rates of Renminbi may have positive or negative impacts on the results of operations of the Company. However, since all sales revenue and expenses will be denominated in Renminbi, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to our net operating.

INTEREST RATE

Interest rates in China are low and stable and inflation is well controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons, such as the People's Republic of China's perennial balance of trade surplus). Any loans will relate primarily to business operations and will be short-term. However debt may be likely to rise with in connection with expansion and were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management, including Vera Verchera, our Chief Executive Officer/Chief Financial Officer and a director, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Ms. Verchera concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2008/2009. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 9, 2008, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to which we registered 4,000,000 shares of our restricted common stock to be issued to certain shareholders for re-sale at $0.05 per share for re-sale. The registration statement was declared effective on May 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

     Exhibits:

       31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

       31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

       32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRIPOD INTERNATIONAL, INC.


Dated: August 11, 2008                By: /s/ Vera Verchera
                                          --------------------------------------
                                          Vera Verchera, President and
                                          Chief Executive Officer


Dated: August 11, 2008                By: /s/ Vera Verchera
                                          --------------------------------------
                                          Vera Verchera, Chief Financial Officer