Form 10-Q/A
period 2008-06-30
Tripod International, Inc.
filed 2008-10-27
CIK 1433654

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                                      TRIPOD INTERNATIONAL, INC.


Dated: October 27, 2008                By: /s/ Vera Verchera
                                          --------------------------------------
                                          Vera Verchera, President and
                                          Chief Executive Officer


Dated: October 27, 2008                By: /s/ Vera Verchera
                                          --------------------------------------
                                          Vera Verchera, Chief Financial Officer