Form 10-Q
period 2008-09-30
Tripod International, Inc.
filed 2008-11-13
CIK 1433654

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-150784

Tripod International, Inc. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

5 Xinhua Street, Office 1310 Tiexi District, Shenyang, Liaoning Province, China 110023 (Address of principal executive offices)

2+86-13358878308 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 008
Common Stock, $0.001	6,760,000

TRIPOD INTERNATIONAL, INC

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TRIPOD INTERNATIONAL,INC (A Development Stage Company) Balance Sheets
Assets
	September 30	March 31
	2008	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$87,495	$5,148
Total Assets	$87,495	$5,148

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$4,230	$1,230
Total Long Term Liabilities	$4,230	$1,230

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
6,760,000 shares issued and outstanding
(March 31, 2008 – 5,000,000)	6,760	5,000
Additional paid-in-capital	86,240	-
Deficit accumulated during the development stage	(9,735)	(1,082)
Total stockholders’ equity (deficit)	83,265	3,918
Total liabilities and stockholders’ equity (deficit)	$87,495	$5,148

The accompanying notes are an integral part of these financial statements.

TRIPOD INTERNATIONAL, INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008	From Inception on February 6, 2008 to September 30, 2008

Expenses
General and Administrative Expenses	$ 2,509	$ 8,653	$ 9,735
Net (loss) from Operation before Taxes	(2,509)	(8,653)	(9,735)
Provision for Income Taxes	0	0	0
Net (loss)	$ (2,509)	$ (8,653)	$ (9,735)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	5,527,608	5,265,246

The accompanying notes are an integral part of these financial statements.

TRIPOD INTERNATIONAL, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Six Months Ended September 30, 2008	From Inception on February 6, 2008 to September 30, 2008
Operating Activities
Net (loss)	$(8,653)	$(9,735)
Net cash (used) for operating activities	(8,653)	(9,735)

Financing Activities
Loans from Director	3,000	4,230
Sale of common stock	88,000	93,000
Net cash provided by financing activities	91,000	97,230

Net increase (decrease) in cash and equivalents	82,347	87,495

Cash and equivalents at beginning of the period	5,148	-
Cash and equivalents at end of the period	$87,495	$87,495

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

Non-Cash Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

TRIPOD INTERNATIONAL, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

TRIPOD INTERNATIONAL, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 6, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily to provide service to potential students from China who wants to study in North America. The company helps  find appropriate school or university in USA and Canada, obtain a visa and find accommodations in the place of study. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, February 6, 2008 through September 30, 2008 the Company has accumulated losses of  $9,735.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $9,735 as of September 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

 h) Income Taxes

 Income taxes are accounted  for  under  the  assets  and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial

TRIPOD INTERNATIONAL, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets  and  liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

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

k) Recent Accounting Pronouncements

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after

TRIPOD INTERNATIONAL, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair

TRIPOD INTERNATIONAL, INC

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2008

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3. COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share.

 In March 2008, the Company issued  5,000,000  shares  of  common stock at a price of $0.001 per share for total cash proceeds of $5,000.

During the period July 31, 2008  to September 30, 2008, the Company issued  1,760,000  shares  of  common stock at a price of $0.05 per share for total cash proceeds of $88,000.

During the period February 6, 2008  (inception) to September 30, 2008, the Company sold a total of 6,760,000 shares of common stock for total cash proceeds of  $93,000.

4. INCOME TAXES

 As of  September 30, 2008, the Company had net operating loss carry forwards of approximately $9,735 that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. RELATED PARTY TRANSACTONS

 On February 6, 2008, related party had loaned the Company $930. On March 3,2008 related party had loaned the Company $300. On April 16,2008 related party had loaned the Company $2,500.  On July 25, 2008 related party had loaned the Company $500. The loans are non-interest bearing, due upon demand and unsecured.

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

The  summarized  financial data set forth in the table below is derived from and should be read in conjunction  with our unaudited  financial  statements for the six-month period ended September 30, 2008,  including the notes to those  financial statements which are included in this Quarterly Report. The following discussion contains  forward-looking  statements  that  reflect  our plans,  estimates  and beliefs.  Our actual results could differ materially from those discussed in the forward  looking  statements.  Our audited  financial  statements  are stated in United  States  Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

SIX- MONTH PERIOD ENDED SEPTEMBER 30, 2008

Our net loss for the six month period ended September 30, 2008 was ($8,653). During the six- month period ended September 30, 2008, we did not generate any revenue. Our net loss during the six-month  period  ended September 30, 2008 was  ($8,653).

During the six-month  period  ended September 30,  2008,  we  incurred  general and administrative  expenses of $8,653.  These  expenses  incurred  during the six-month  period  ended  September 30,  2008  consisted  of  office  and  administrative expenses.  General  and  administrative  expenses  generally  include  corporate overhead,  financial and administrative  contracted  services,  marketing,  and  consulting costs.

Our net loss of ($8,653)  during the six-month period ended September 30, 2008. The weighted average number of shares  outstanding was 5,265,246 for the six-month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

SIX- MONTH PERIOD ENDED SEPTEMBER 30, 2008

As at the six-month period ended September 30, 2008, our current assets were $87,495 and our current  liabilities  were $4,230,  which resulted in a working  capital surplus of $83,265.  As at the six- month  period  ended September 30,  2008,  total assets were comprised of $87,495 in cash. As at the six-month period ended September 30, 2008,  current  liabilities  were comprised  entirely of $4,230 in loan from director.

As at fiscal year ended March 31, 2008,  our total assets were $5,148  comprised of $5,148 in cash.  The increase in total  assets  during the six-month period ended September 30, 2008 from fiscal year ended March 31, 2008 was  primarily  due to the increase in cash resulting from sale of common stock and loan from director.

As at fiscal  year ended  March 31,  2008,  our total  liabilities  were  $1,230 comprised of $1,230 in loan from director.  The increase in  liabilities  during the six-month period ended September 30, 2008 from fiscal year ended March 31, 2008 was primarily due to the increase in loan from director.

Stockholders' equity increased from $3,918 for fiscal year ended March 31, 2008 to $83,265 for the six-month period ended September 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated  positive cash flows from  operating  activities.  For the six-month  period  ended September 30,  2008,  net cash  flows  used in  operating activities was ($8,653) consisting primarily of a net loss of ($8,653).

CASH FLOWS FROM FINANCING ACTIVITIES

We have  generated  positive cash flows from  financing  activities.  For the six-month period ended September 30, 2008,  net  cash  flows  provided  from  financing  activities  was  $91,000 consisting of $ 88,000 sale of common stock and $3,000 loan from director.

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

MATERIAL COMMITMENTS

As of the date of this  Quarterly  Report,  we have a  material  commitment  for fiscal year 2008/2009.  During the six-month  period ended September 30, 2008, Vera Vechera,  our Chief Executive  Officer and a director,  loaned us $3,000. As of September 30,  2008,  we owe Ms.  Vechera  an  aggregate  $4,230.  The  loans are non-interest bearing and payable upon demand.

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

An evaluation was conducted under the supervision and with the  participation of our  management,  including Vera  Vechera,  our Chief  Executive  Officer/Chief Financial  Officer  and a  director,  of the  effectiveness  of the  design  and operation of our disclosure  controls and procedures as of September 30, 2008.  Based on that  evaluation,  Ms.  Vechera  concluded that our disclosure  controls and procedures were effective as of such date to ensure that information required to be disclosed  in the reports  that we file or submit under the Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the  six-month  period ended September 30, 2008 that has  materially  affected,  or is reasonably  likely to materially affect, our internal control over financial reporting.

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

Subsequent to this quarter end, on October 6, 2008 we closed financing by selling 2,000,000 shares at $0.05 per share for total proceeds $100,000.

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

TRIPOD INTERNATIONAL, INC.

Dated: November 12, 2008

By: /s/ Vera Vechera

______________________________

Vera Vechera, President and

Chief Executive Officer

Dated: November 12, 2008

  By: /s/ Vera Vechera

_______________________________

Vera Vechera, Chief Financial Officer