Form 10-Q
period 2008-12-31
Tripod International, Inc.
filed 2009-02-10
CIK 1433654

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2008

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 10, 2009
Common Stock, $0.001	7,000,000

TRIPOD INTERNATIONAL, INC

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TRIPOD INTERNATIONAL, INC (A Development Stage Company) Balance Sheets
Assets
	December 31	March 31
	2008	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$73,766	$5,148
Total Assets	$73,766	$5,148

Liabilities and Stockholders’ Equity (deficit)

Long Term Liabilities
Loan from Director	$4,230	$1,230
Total Long Term Liabilities	$4,230	$1,230

Stockholders’ Equity (deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
7,000,000 shares issued and outstanding
(March 31, 2008 – 5,000,000)	7,000	5,000
Additional paid-in-capital	98,000	-
Deficit accumulated during the development stage	(35,464)	(1,082)
Total stockholders’ equity (deficit)	69,536	3,918
Total liabilities and stockholders’ equity (deficit)	$73,766	$5,148

The accompanying notes are an integral part of these financial statements.

TRIPOD INTERNATIONAL, INC (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008	From Inception on February 6, 2008 to December 31, 2008

Expenses
General and Administrative Expenses	$ 25,729	$ 34,382	$ 35,464
Net (loss) from Operation before Taxes	(25,729)	(34,382)	(35,464)
Provision for Income Taxes	0	0	0
Net (loss)	$ (25,729)	$ (34,382)	$ (35,464)

(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	6,716,521	5,749,818

The accompanying notes are an integral part of these financial statements.

TRIPOD INTERNATIONAL, INC (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended December 31, 2008	From Inception on February 6, 2008 to December 31, 2008
Operating Activities
Net (loss)	$(34,382)	$(35,464)
Net cash (used) for operating activities	(34,382)	(35,464)

Financing Activities
Loans from Director	3,000	4,230
Sale of common stock	100,000	105,000
Net cash provided by financing activities	103,000	109,230

Net increase (decrease) in cash and equivalents	68,618	73,766

Cash and equivalents at beginning of the period	5,148	-
Cash and equivalents at end of the period	$73,766	$73,766

Supplemental cash flow information:

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

Non-Cash Activities	$-	$-

The accompanying notes are an integral part of these financial statements.

TRIPOD INTERNATIONAL, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

1. ORGANIZATION AND BUSINESS OPERATIONS

TRIPOD INTERNATIONAL, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 6, 2008.  The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises (“SFAS No.7”) and its efforts are primarily to provide service to potential students from China who wants to study in North America. The company helps  find appropriate school or university in USA and Canada, obtain a visa and find accommodations in the place of study. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, February 6, 2008 through December 31, 2008 the Company has accumulated losses of  $35,464.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $35,464 as of December 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

TRIPOD INTERNATIONAL, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h) Income Taxes

 Income taxes are accounted  for  under  the  assets  and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets  and  liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

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

TRIPOD INTERNATIONAL, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

TRIPOD INTERNATIONAL, INC

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

During the period October 1, 2008  to December 31, 2008, the Company issued  240,000  shares  of  common stock at a price of $0.05 per share for total cash proceeds of $12,000.

During the period February 6, 2008  (inception) to December 31, 2008, the Company sold a total of 7,000,000 shares of common stock for total cash proceeds of  $105,000.

4. INCOME TAXES

 As of  December 31, 2008, the Company had net operating loss carry forwards of approximately $35,464 that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

The  summarized  financial data set forth in the table below is derived from and should be read in conjunction  with our unaudited  financial  statements for the nine-month period ended December 31 30, 2008,  including the notes to those  financial statements which are included in this Quarterly Report. The following discussion contains  forward-looking  statements  that  reflect  our plans,  estimates  and beliefs.  Our actual results could differ materially from those discussed in the forward  looking  statements.  Our audited  financial  statements  are stated in United  States  Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

NINE- MONTH PERIOD ENDED DECEMBER 31, 2008

Our net loss for the nine-month period ended December 31, 2008 was ($34,382). During the nine- month period ended December 31, 2008, we did not generate any revenue.

During the nine-month  period  ended December 31,  2008,  we  incurred  general and administrative  expenses of $34,382.  These  expenses  incurred  during the nine-month  period  ended  December 31,  2008  consisted  of  office  and  administrative expenses.  General  and  administrative  expenses  generally  include  corporate overhead,  financial and administrative  contracted  services,  marketing,  and  consulting costs.

The weighted average number of shares  outstanding was 5,749,818 for the nine-month period ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

NINE- MONTH PERIOD ENDED DECEMBER 31, 2008

As at the nine-month period ended December 31, 2008, our current assets were $73,766 and our current  liabilities  were $4,230,  which resulted in a working  capital surplus of $69,536.  As at the nine- month  period  ended December 31,  2008,  total assets were comprised of $73,766 in cash. As at the nine-month period ended December 31, 2008,  current  liabilities  were comprised  entirely of $4,230 in loan from director.

As at fiscal year ended March 31, 2008,  our total assets were $5,148  comprised of $5,148 in cash.  The increase in total  assets  during the nine-month period ended December 31, 2008 from fiscal year ended March 31, 2008 was  primarily  due to the increase in cash resulting from sale of common stock and loan from director.

As at fiscal  year ended  March 31,  2008,  our total  liabilities  were  $1,230 comprised of $1,230 in loan from director.  The increase in  liabilities  during the nine-month period ended December 31, 2008 from fiscal year ended March 31, 2008 was primarily due to the increase in loan from director.

Stockholders' equity increased from $3,918 for fiscal year ended March 31, 2008 to $69,536 for the nine-month period ended December 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated  positive cash flows from  operating  activities.  For the nine-month  period  ended December 31,  2008,  net cash  flows  used in  operating activities was ($34,382) consisting primarily of a net loss of ($34,382).

CASH FLOWS FROM FINANCING ACTIVITIES

We have  generated  positive cash flows from  financing  activities.  For the nine-month period ended December 31, 2008,  net  cash  flows  provided  from  financing  activities  was  $103,000 consisting of $ 100,000 sale of common stock and $3,000 loan from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination  of our  existing  funds and further  issuances of  securities.  Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our  operations  over the next twelve months.  We have no  lines  of  credit  or other  bank  financing  arrangements. Generally,  we have  financed  operations  to date  through the  proceeds of the private  placement  of  equity  and debt  instruments.  In  connection  with our business plan, management anticipates additional increases in operating expenses and capital  expenditures  relating to  implementation  of our business plan and increase  in  business  operations.  We intend to finance  these  expenses  with further issuances of securities,  and debt issuances.  Thereafter,  we expect we will need to raise  additional  capital and generate  revenues to meet long-term operating  requirements.  Additional  issuances  of equity or  convertible  debt securities will result in dilution to our current  shareholders.  Further,  such securities  might have rights,  preferences  or privileges  senior to our common stock.  Additional  financing may not be available upon acceptable  terms, or at all. If adequate  funds are not  available or are not  available  on  acceptable terms,  we may not be  able  to take  advantage  of our  business  endeavors  or opportunities,  which could  significantly and materially  restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this  Quarterly  Report,  we have a  material  commitment  for fiscal year 2008/2009.  During the nine-month  period ended December 31, 2008, Vera Vechera,  our Chief Executive  Officer and a director,  loaned us $3,000. As of December 31,  2008,  we owe Ms.  Vechera  an  aggregate  $4,230.  The  loans are non-interest bearing and payable upon demand.

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

An evaluation was conducted under the supervision and with the  participation of our  management,  including Vera  Vechera,  our Chief  Executive  Officer/Chief Financial  Officer  and a  director,  of the  effectiveness  of the  design  and operation of our disclosure  controls and procedures as of December 31, 2008.  Based on that  evaluation,  Ms.  Vechera  concluded that our disclosure  controls and procedures were effective as of such date to ensure that information required to be disclosed  in the reports  that we file or submit under the Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the  nine-month  period ended December 31, 2008 that has  materially  affected,  or is reasonably  likely to materially affect, our internal control over financial reporting.

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

TRIPOD INTERNATIONAL, INC.

Dated: February 10, 2009

By: /s/ Vera Vechera

-----------------------------------------------

Vera Vechera, President and

Chief Executive Officer

Dated: February 10, 2009

  By: /s/ Vera Vechera

-----------------------------------------------

Vera Vechera, Chief Financial Officer