Form 10-K
period 2009-03-31
MIDEX GOLD CORP.
filed 2009-06-29
CIK 1433654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 333-150784

                                MIDEX GOLD CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                   N/A
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation of Organization)                              Identification No.)

                 Kanonyele, Box 55758, Dar es Salaam, Tanzania
              (Address of principal executive offices) (ZIP Code)

                                +255 788 364 496
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES [X] No [ ]

As of September 30, 2008, which was the last business day of the registrant's most recent second fiscal quarter, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $0 (there were no trades in the issuer's common stock as of the last business day of the second fiscal quarter).

Number of common shares outstanding at June 23, 2009: 35,000,000

                                TABLE OF CONTENTS

PART I
     Item 1.     Description of Business                                       3
     Item 1A.    Risk Factors                                                  8
     Item 1B.    Unresolved Staff Comments                                     8
     Item 2.     Properties                                                    8
     Item 3.     Legal Proceedings                                             8
     Item 4.     Submission of Matters to a Vote of Security Holders           8

PART II
     Item 5.     Market for Common Equity and Related Stockholder Matters      8
     Item 6.     Selected Financial Data                                       9
     Item 7.     Management's Discussion and Analysis or Results of
                 Operations                                                    9
     Item 7A.    Quantitative and Qualitative Disclosures about Market
                 Risk                                                         13
     Item 8.     Financial Statements and Supplementary Data                  14
     Item 9.     Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          25
     Item 9A(T). Controls and Procedures                                      25
     Item 9B.    Other Information                                            26

PART III
     Item 10.    Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act   26
     Item 11.    Executive Compensation                                       29
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                   30
     Item 13.    Certain Relationships, Related Transactions and Director
                 Independence                                                 31
     Item 14.    Principal Accountant Fees and Services                       31

PART IV
     Item 15.    Exhibits and Financial Statement Schedules                   31

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Midex" mean Midex Gold Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

OVERVIEW

We were incorporated as a Nevada company on February 6, 2008. We changed our corporate name from Tripod International, Inc. to Midex Gold Corp. on April 27, 2009, and on April 29, 2009 we received a new symbol for the quotation of our common stock on the OTC Bulletin Board, "MDXO.OB".

We do not have any subsidiaries. Our principal offices are located at Kanonyele, Box 55758, Dar es Salaam, Tanzania and our telephone number is +255 788 364 496. Our fiscal year end is March 31.

We started as a company that intended to provide services to potential students from China who wished to study in North America. We intended to help Chinese students enroll in appropriate universities, institutes, colleges or schools in USA and Canada. We would also help students obtain their student visas and find accommodations in their chosen cities. We have had no revenues as of the end of our most recent fiscal year and we have only recently begun limited operations.

In March 2009 we completed our marketing research on our business plan. The market research showed that, due to the current economic downturn and worldwide economic conditions, our current business plan would not result in profitable long-term operations." Accordingly, our management has decided to focus on acquiring or merging with one or more operating businesses. Initially, our efforts to identify a target business were not limited to any particular industry. However, through her contacts our sole Director was able to identify several mineral exploration and development opportunities in East Africa, specifically in Tanzania.

As of March 31, 2009, we have identified potential exploration opportunities in Tanzania and our management is negotiating the potential terms of an acquisition or merger. However, there can be no assurance that our management will be successful in negotiating the merger or acquisition of this target business and, as such, we continue to search for opportunities for other mergers or acquisitions.

ACQUISITION STRATEGY

We have identified the following guidelines that we believe are important in evaluating a prospective target business. We will use these guidelines in evaluating business combination opportunities; however, we may decide to enter into a business combination with a target business that does not meet all of these guidelines. We may not be able to complete a business combination with any target business that meets all or part of these guidelines due to our limited human, capital and other resources. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

ESTABLISHED COMPANY WITH POSITIVE CASH FLOW. We intend to acquire an established company with a history of positive cash earnings before interest, taxes, depreciation and amortization. We do not intend to acquire a start-up company, a company with speculative business plans or a company that we believe has significant risk attached to it.

STRONG COMPETITIVE POSITION IN INDUSTRY. We intend to analyze the strengths and weaknesses of a target business relative to its competitors. The factors we will consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization. We will seek to acquire a business that has developed a strong position within its market, is well positioned to capitalize on growth opportunities and operates in an industry with significant barriers to entry. We will seek to acquire a business that demonstrates advantages when compared to its competitors, which may help to protect its market position and profitability.

EXPERIENCED MANAGEMENT TEAM. We will seek to acquire a business that has an experienced management team with a proven track record for delivering growth and profits. We believe that the operating expertise of our management team will complement, not replace, the target business' management team.

DIVERSIFIED CUSTOMER AND SUPPLIER BASE. We will seek to acquire a business that has a diversified customer and supplier base. We believe that a company with a diversified customer and supplier base is generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact its customers, suppliers and competitors.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities with business objectives similar to ours. There are many blank check companies seeking to carry out a business plan similar to ours that have completed initial public offerings in the United States. Furthermore, there are a number of additional blank check companies in the registration process that have not yet completed initial public offerings, and there are likely to be more blank check companies that have completed initial public offerings before we are able to successfully consummate a business combination.

We may also be subject to competition from entities other than blank check companies, which may be special acquisition companies or capital pool companies, that have a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well-established and have extensive experience identifying and effecting business combinations either directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources may be relatively limited in comparison to many of these competitors.

While we believe that numerous potential target businesses may be available for acquisition, our ability to acquire a certain attractive target business will be limited by our available financial resources. This inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. The fact that stockholder approval may delay the completion of a business combination is an additional limitation that may be viewed unfavorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and our access to the United States public equity markets may give us a competitive advantage in acquiring a target business with significant growth potential on favorable terms over privately-held entities with business objectives similar to ours.

If we succeed in effecting a business combination, there will likely be further intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

EFFECTING A BUSINESS COMBINATION

WE HAVE NOT IDENTIFIED A TARGET BUSINESS

As of March 31, 2009, we have not selected a specific target on which to concentrate our efforts for a business combination. Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction with us. In addition, our management has not yet taken any measures, directly or indirectly, to locate a target business. There has been no due diligence, investigations, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

SOURCES OF TARGET BUSINESSES

We anticipate target business candidates will be brought to our attention by various unaffiliated sources, including executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to this offering, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intention to effect a business combination, or direct contact by management of potential target businesses.

Our management, as well as our existing stockholders and their affiliates, may also bring to our attention target business candidates. While we do not anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which case we may be required to pay a finder's fee or other compensation. The terms of any such arrangements will be negotiated with such persons on arm's length basis and disclosed to our stockholders in connection with any proposed business combination. In no event, however, will we pay our existing management, our existing stockholders, or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, neither our existing management nor our existing stockholders will receive any finder's fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such a business combination.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

     *    growth potential;

     *    financial condition and results of operations;

     *    capital requirements;

     *    the value and extent of intellectual property;

     *    competitive position;

     *    stage of development of products, processes or services;

     * degree of current or potential market acceptance of products, processes or services;

     * proprietary features and degree of protection of products, processes or services; and

     *    costs associated with effecting the business combination.

Any evaluation relating to the merits of a particular business combination will be based on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objectives. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meeting with incumbent management, inspecting facilities, and reviewing financial and other information that is made available to us.

We will attempt to structure any business combination so as to achieve the most favorable tax treatment for us, the target business and both companies' stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

FAIR MARKET VALUE OF TARGET BUSINESS

The fair market value of a target business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value, and the price for which comparable businesses have recently been sold. Other factors contributing to a determination of the fair market value may include timing, the reputation of the target business and the anticipated costs of completing the transaction.

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates. However, because Vera Vechera, our sole director, has no experience in evaluating business combinations for blank check companies like ours, her judgment may not meet the criteria that independent investment banking firms or other similar blank check companies usually use.

PROBABLE LACK OF BUSINESS DIVERSIFICATION

It is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, we will likely not have sufficient resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with a single entity or a limited number of entities, our lack of diversification may leave us dependent upon the performance of a single business or a limited number of businesses, and result in us being dependent upon the development or market acceptance of a single or limited number of products or services.

LIMITED ABILITY TO EVALUATE THE MANAGEMENT OF A TARGET BUSINESS

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the potential to effect a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members who join our management team following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our two officers and sole director, if any, in a target business cannot presently be stated with any certainty. While it is possible that our current officers and director will remain associated with us in some capacity following a business combination, it is unlikely that they will devote their full efforts to our affairs after the consummation of a business combination. Moreover, we cannot assure you that our two officers and sole director will have substantial experience or knowledge concerning the operations of any particular target business.

OPPORTUNITY FOR STOCKHOLDER APPROVAL OF BUSINESS COMBINATION

We may not submit a business combination to our stockholders for approval if the nature of the transaction would not ordinarily require stockholder approval under applicable governing laws. If we are required to submit the transaction to our stockholders for approval, we will furnish our stockholders with proxy solicitation materials, which will include a description of the operations of the target business and certain required financial information regarding the business. Also, we will proceed with the business combination only if a majority of the votes cast by the holders of our common stock at the meeting are in favor of the business combination. To compensate for a potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our common stock as consideration. Accordingly, any increase in the number of shares of our issued and outstanding common stock could hinder our ability to consummate a business combination in an efficient manner or to optimize our capital structure.

When we seek stockholder approval for a business combination, we will not offer each stockholder a right to have their shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed.

RESEARCH AND DEVELOPMENT

We have not spent any amounts on research and development activities during the year ended March 31, 2009. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled "Management's Discussion and Analysis of Financial Position and Results of Operations".

INTELLECTUAL PROPERTY

As of March 31, 2009 we did not own any intellectual property.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative office is located at Kanonyele, Box 55758, Dar es Salaam, Tanzania and our telephone number is +255 788 364 496. Our registered statutory office is located at 5348 Vegas Drive, Las Vegas, Nevada 89108.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated by any party toward us or anyone related to our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Incorporated by reference from our report on Form 8-K filed on April 30, 2009.

                                     PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

On November 21, 2008, our shares began trading on FINRA's Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "TPDL." On April 29, 2009 our symbol was changed to "MDXO" to reflect our name change. There is a limited public market for our common stock. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on November 21, 2008, but as of March 31, 2009 we have not had any trades in our common stock.

Our common stock is classified as a penny stock and as such, broker dealers dealing in our common stock will be subject to the disclosure rules for transactions involving penny stocks, which require the broker dealer to determine if purchasing our common stock is suitable for a particular investor. The broker dealer must also obtain the written consent of purchasers to purchase our common stock. The broker dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker dealer last purchased or sold our common stock. These additional burdens imposed on broker dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares.

HOLDERS

As of March 31, 2009, we had approximately 31 shareholders of record and 35,000,000 outstanding shares of common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PURCHASES OF EQUITY SECURITIES BY US AND OUR AFFILIATED PURCHASES

As of March 31, 2009 we had not repurchased any of our common stock, and we have not publicly announced any repurchase plans or programs

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this annual report.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had cash of $55,373 in our bank accounts and a working capital surplus of $51,143 compared to $5,148 cash and working capital surplus of $3,918 as of March 31, 2008. As of March 31, 2009, we had total assets of $55,373 and total liabilities of $4,230. As of March 31, 2009 we have accumulated a deficit of $53,857.

From February 6, 2008 (date of inception) to March 31, 2009, we raised net proceeds of $105,000 in cash from the issuance of common stock. $100,000 was raised during the year ended March 31, 2009 and $105,000 was raised during the period from February 6, 2008 (inception) to March 31, 2009.

We used net cash of $52,775 in operating activities for the year ended March 31, 2009 compared to $53,857 for the period from February 6, 2008 (inception) to March 31, 2009.

If we are successful in consummating a business combination, we will incur additional costs for personnel and business expansion. In order for us to attract and retain quality personnel, we anticipate that we will need to offer competitive salaries, issue common stock to consultants and employees and grant stock options to future employees. We estimate that our expenses over the next 12 months (beginning July 2009) will be approximately $300,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities, our ability to raise capital from shareholders or other sources and whether we continue our operations.

                                                          Target completion          Estimated
              Description                                  date or period            expenses($)
              -----------                                  --------------            -----------
Due diligence of the potential target business                12 months                20,000

Legal and accounting fees related to the acquisition
of the potential target business                              12 months                40,000

Acquisition and development costs of the potential
target business                                               12 months                50,000

Investor relations costs                                      12 months                30,000

Raise additional private or public equity (legal,
accounting and marketing fees)                                August 2009             100,000

Legal and professional fees                                   12 months                25,000

Travel and promotional expenses                               12 months                25,000

Other general and administrative expenses                     12 months                10,000

TOTAL                                                                                 300,000

We anticipate that we will not generate any revenues in the near future and we do not anticipate achieving sufficient positive operating cash flow until we are able complete a business combination and thus generate substantial revenues. It may take several years for us to fully realize our business plan. There is no assurance we will achieve profitability after completing a business combination.

As of March 31, 2009 we had cash of $55,373 in our bank accounts. We intend to meet the balance of our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out any business plan.

RESULTS OF OPERATIONS

LACK OF REVENUES

We have earned no revenues and have sustained operational losses since our inception on February 6, 2008 to March 31, 2009. As of March 31, 2009, we had an accumulated deficit of $53,857. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we do not have any operations and are presently engaged in seeking a business combination with a target business. We anticipate that our business will incur substantial losses in the next two years. We believe that our success depends on our ability to complete a business combination and our ability to develop a target business.

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our audited financial statements on March 31, 2009 and 2008 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

EXPENSES

From February 6, 2008 (date of inception) to March 31, 2009, our total expenses were $53,857. Our total expenses consisted solely of general and administrative expenses.

Our total expenses increased by $51,693 to $52,775 for the year ended March 31, 2009 from $1,182 for the period from February 6, 2008 (inception) to March 31, 2008. The increase in total expenses was mainly due to increased operating expenses and an increase in the time during which we were operating as we were only incorporated on February 6, 2008.

NET LOSS

For the year ended March 31, 2009 we incurred net loss of $52,775 compared to $1,082 for the year ended March 31, 2008. From February 6, 2008 (date of inception) to March 31, 2009, we incurred an aggregate net loss of $53,857. The net loss was primarily due to operating expenses. We incurred net loss of $0.00 per share for the year ended March 31, 2009 and a net loss of $0.00 per share for the year ended March 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

INFLATION

The effect of inflation on our revenues and operating results has not been significant.

KNOWN MATERIAL TRENDS AND UNCERTAINTIES

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that we will have sufficient resources to complete any business combination or that our future operations will be profitable after completing the business combination.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The threat that we will be unable to continue as a going concern will be eliminated only when our revenues have reached a level that is able to sustain our business operations.

We plan to review and identify potential businesses for acquisitions or other business combinations. Our management is unable to predict whether or when any business combination will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any transactions and could financially overextend ourselves. Acquisitions or other business combinations may present financial, managerial and operational challenges, including difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new transactions successfully could adversely affect our business and future financial performance.

CRITICAL ACCOUNTING POLICIES

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 1 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)

March 31, 2009


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Midex Gold Corporation fka Tripod International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Midex Gold Corporation fka Tripod International, Inc. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2009, the period from inception on February 6, 2008 to March 31, 2008, and from inception on February 6, 2008 through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midex Gold Corporation fka Tripod International, Inc. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2009, the period from inception on February 6, 2008 to March 31, 2008, and from inception on February 6, 2008 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $53,857, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
-----------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
June 11, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                              March 31,          March 31,
                                                                                2009               2008
                                                                              --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                        $ 55,373           $  5,148
                                                                              --------           --------

      TOTAL ASSETS                                                            $ 55,373           $  5,148
                                                                              ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from Director                                                          $  4,230           $  1,230
                                                                              --------           --------

      TOTAL CURRENT LIABILITIES                                                  4,230              1,230
                                                                              --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 250,000,000 shares authorized;
   35,000,000 shares issued and outstanding (March 31, 2008 - 25,000,000)       35,000             25,000
  Additional paid-in-capital                                                    70,000            (20,000)
  Deficit accumulated during the development stage                             (53,857)            (1,082)
                                                                              --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            51,143              3,918
                                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $ 55,373           $  5,148
                                                                              ========           ========


   The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Statements of Operations
--------------------------------------------------------------------------------

                                                                   From Inception on       From Inception on
                                                Year Ended        February 6, 2008 to     February 6, 2008 to
                                                 March 31,             March 31,               March 31,
                                                   2009                  2008                    2009
                                                -----------           -----------             -----------
Revenue                                         $        --           $        --             $        --
                                                -----------           -----------             -----------
Expenses
  General and Administrative Expenses                52,775                 1,082                  53,857
                                                -----------           -----------             -----------

Net (loss) from Operation before Taxes              (52,775)               (1,082)                (53,857)
Provision for Income Taxes                               --                    --                      --
                                                -----------           -----------             -----------

Net (loss)                                      $   (52,775)          $    (1,082)            $   (53,857)
                                                ===========           ===========             ===========

(LOSS) PER COMMON SHARE - BASIC AND DILUTED     $     (0.00)          $     (0.00)
                                                ===========           ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                     34,095,890            25,000,000
                                                ===========           ===========


   The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on February 6, 2008 to March 31, 2009
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                      Common Stock         Additional     During
                                                  --------------------      Paid-in     Development
                                                  Shares        Amount      Capital        Stage        Total
                                                  ------        ------      -------        -----        -----
Balance at inception on February 6, 2008

Common shares issued for cash at $0.001
 (par value) on March 31, 2008                  25,000,000     $ 25,000     $(20,000)    $      --    $  5,000

Net (loss) for the period from inception
 on February 6, 2008 to March 31, 2008                  --           --           --        (1,082)     (1,082)
                                                ----------     --------     --------     ---------    --------

Balance as of March 31, 2008                    25,000,000     $ 25,000     $(20,000)    $  (1,082)   $  3,918
                                                ==========     ========     ========     =========    ========

Shares for cash at $0.01/share 9/30/08           8,800,000        8,800       79,200            --      88,000


Shares for cash at $0.01/share 12/31/08          1,200,000        1,200       10,800            --      12,000

Net (loss) for the year ended March 31, 2009            --           --           --       (52,775)    (52,775)
                                                ----------     --------     --------     ---------    --------

Balance as of March 31, 2009                    35,000,000     $ 35,000     $ 70,000     $ (53,857)   $ 51,143
                                                ==========     ========     ========     =========    ========


Retroactively stated due to 5:1 Forward Split on April 27, 2009


   The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                     From Inception on      From Inception on
                                                    Year Ended      February 6, 2008 to    February 6, 2008 to
                                                     March 31,           March 31,              March 31,
                                                       2009                2008                   2009
                                                     ---------           ---------              ---------
OPERATING ACTIVITIES
  Net (loss)                                         $ (52,775)          $  (1,082)             $ (53,857)
                                                     ---------           ---------              ---------

      Net cash (used) for operating activities         (52,775)             (1,082)               (53,857)
                                                     ---------           ---------              ---------
FINANCING ACTIVITIES
  Loans from Director                                    3,000               1,230                  4,230
  Sale of common stock                                 100,000               5,000                105,000
                                                     ---------           ---------              ---------

      Net cash provided by financing activities        103,000               6,230                109,230
                                                     ---------           ---------              ---------

Net increase (decrease) in cash and equivalents         50,225               5,148                 55,373

Cash and equivalents at beginning of the period          5,148                  --                     --
                                                     ---------           ---------              ---------

Cash and equivalents at end of the period            $  55,373           $   5,148              $  55,373
                                                     =========           =========              =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                           $      --                                  $      --
                                                     =========                                  =========
  Taxes                                              $      --                                  $      --
                                                     =========                                  =========

NON-CASH ACTIVITIES                                  $      --                                  $      --
                                                     =========                                  =========


   The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS OPERATIONS

TRIPOD INTERNATIONAL, INC ("the Company") was incorporated under the laws of the State of Nevada, U.S. on February 6, 2008. The name of the company was changed to Midex Gold Corp. on April 27, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily to provide service to potential students from China who wants to study in North America. The company helps find appropriate school or university in USA and Canada, obtain a visa and find accommodations in the place of study. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 6, 2008 through March 31, 2009 the Company has accumulated losses of $53,857.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $53,857as of March 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c) Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d) Foreign Currency Translation
The Company's functional currency and its reporting currency is the United States dollar.

e) Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f) Stock-based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

g) Income Taxes
Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

h) Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

i) Fiscal Periods
The Company's fiscal year end is March 31.

j) Cash Balances
The Company maintains its cash in a Canadian Bank and these funds are not insured.

k) Recent Accounting Pronouncements
In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

4. COMMON STOCK

The authorized capital of the Company is 250,000,000 common shares with a par value of $ 0.001 per share. In March 2008, the Company issued 25,000,000 shares of common stock at a price of $0.0002 per share for total cash proceeds of $5,000.
During the period July 31, 2008 to September 30, 2008, the Company issued 8,800,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $88,000. During the period October 1, 2008 to December 31, 2008, the Company issued 1,200,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $12,000.

5. INCOME TAXES

 As of March 31, 2009, the Company had net operating loss carry forwards of approximately $53,857 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. RELATED PARTY TRANSACTIONS

 On February 6, 2008, Director had loaned the Company $930. On March 3, 2008 Director had loaned the Company $300. On April 16, 2008 Director had loaned the Company $2,500. On July 25, 2008 Director had loaned the Company $500. The loans are non-interest bearing, due upon demand and unsecured. As of March 31, 2009 total balance due to the director was $4,230.

7. ADVERTISING

All advertising costs are expensed as incurred. As of this time, there have been no advertising costs.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Notes To The Financial Statements
March 31, 2009
--------------------------------------------------------------------------------

8. PROPERTY

The company does not rent or lease any property. The office space is contributed by the director at no cost.

9. SUBSEQUENT EVENT

On  April  14,  2009,  Tripod  International,   Inc.  (the  "Company")  filed  a
Certificate of Amendment with the Secretary of State of Nevada, with an effective date of April 27, 2009, effecting the following corporate changes:

     (1)  changing the Company's name to Midex Gold Corp.;

     (2) increasing the authorized share capital of the Company to 250,000,000 common shares, $0.001 par value; and

     (3) effecting a 5 for 1 forward-split of the Company's issued and outstanding common shares.

On May 27, 2009, the Company received a notice of resignation from Vera Vechera as President of the Company. On May 27, 2009, the Company appointed Morgan Magella as its new President.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1. As of March 31, 2009, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2. As of March 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

    Name                 Age                           Position
    ----                 ---                           --------

Vera Vechera             50          Director, Secretary, Treasurer, CEO and CFO
Morgan Magella           40          President

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. The directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities.

Aside from Ms. Vechera and Mr. Magella, there are no other persons whose activities will be material to our operations at this time. Ms. Vechera and Mr. Magella are our only "promoters" as such term is defined under the Act. However as finances allow, we will engage management and other personnel as required in such areas as finance, administration, sales and marketing, research and development, and overall management.

VERA VECHERA. Since February 6, 2008, Ms. Vechera has been our Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and sole member of our Board of Directors. She was also our President from February 6, 2008 to May 27, 2009. Since 2000, Ms. Vechera has been a self employed consultant providing administrative services for various companies involved in international trade. Ms. Vechera holds a Bachelor in the field of Educational Psychology. Ms. Vechera has not been a member of the board of directors of any other public corporations during the last five years.

MORGAN MAGELLA. Since May 27, 2009, Mr. Magella has been our President. Mr. Magella has an extensive background in geology. Since 2000, Mr. Magella has been the Chief Geologist for GD Exploration, a private company, based in the Peoples Republic of Congo. Mr. Magella has not been a member of the board of directors of any public corporations during the last five years.

BOARD OF DIRECTORS AND DIRECTOR NOMINEES

Vera Vechera is currently the only member of our Board of Directors. We do not have a nominating committee of the Board, since the Board as a whole selects individuals to stand for election as members. Since the Board does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee's qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of the security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching any determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

DIRECTOR INDEPENDENCE

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

AUDIT COMMITTEE

The functions of the audit committee are currently carried out by our Board of Directors. Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

SIGNIFICANT EMPLOYEES

Other than our two officers and sole director, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

There are no family relationships among our officers or directors.

NO LEGAL PROCEEDINGS

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

     * any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     * any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     * being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities; or
     * being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). As we do not have any securities registered under Section 12 of the Securities Exchange Act of 1934, none of our Reporting Persons are required to file reports of ownership and changes in ownership with the SEC.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, as of March 31, 2009, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last two completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two completed fiscal years.

                         Summary Compensation Table (1)

Name and Principal Position        Year         Salary ($)       Total ($)
---------------------------        ----         ----------       ---------

Vera Vechera (2)                   2008             0                0
                                   2009             0                0

Morgan Magella (3)                 2008             0                0
                                   2009             0                0

----------
(1) Pursuant to Item 402(a)(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.
(2) Vera Vechera is our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer.
(3)  Morgan Magella is our President

We have made no grants of stock options or stock appreciation rights from February 6, 2008 (inception) to March 31, 2009.

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

COMPENSATION COMMITTEE

We currently do not have a compensation committee of the Board of Directors. The Board as a whole determines executive compensation.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2009.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for services as a director, including committee participation and/or special assignments.

CHANGE OF CONTROL

As of March 31, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

COMPENSATION COMMITTEE REPORT

Our Chief Financial Officer/Chief Executive Officer has reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. She has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2009 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

                                                             Amount and
                            Name and Address                  Nature of          Percent
Title of Class            of Beneficial Owner              Beneficial Owner      of Class
--------------            -------------------              ----------------      --------
Common                Vera Vechera                            25,000,000           71.43
                      5 Xinhua Street, Office 1310
                      Tiexi District, Shenyang, Liaoning
                      Province, China 110023

Common                Morgan Magella                                   0               0
                      Kanonyele, Box 55758, Dar es
                      Salaam, Tanzania

All Directors and
 Officers as a group                                          25,000,000           71.43

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2009, we had not entered into any transactions with our officers or sole director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors in connection with the audit of our financial statements for the years ended March 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

Moore & Associates, Chartered
Period from February 6, 2008 to March 31, 2008
Audit fees                                                             $ 3,000
Audit-related fees                                                          --
Tax fees                                                                    --
All other fees                                                              --
                                                                       -------
Total                                                                  $ 3,000
                                                                       =======

Moore & Associates, Chartered
Period from April 1, 2008 to March 31, 2009
Audit fees                                                             $ 3,500
Audit-related fees                                                       4,500
Tax fees                                                                    --
All other fees                                                              --
                                                                       -------
Total                                                                  $ 8,000
                                                                       =======

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2009.

ITEM 15. EXHIBITS

Exhibit No.                            Description
-----------                            -----------

  31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MIDEX GOLD CORP.


Date: June 26, 2009      By: /s/ Vera Vechera
                             ---------------------------------------------------
                             Vera Vechera
                             Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                                   Title                                     Date
     ----------                                   -----                                     ----


/s/ Vera Vechera              Chief Executive Officer, Chief Financial Officer,         June 26, 2009
------------------------      Principal Accounting Officer, Secretary, Treasurer,
Vera Vechera                  Director