Form 10-Q
period 2009-06-30
MIDEX GOLD CORP.
filed 2009-08-19
CIK 1433654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number 333-149000


                                Midex Gold Corp.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                   N/A
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation of Organization)                              Identification No.)

Kanonyele, Box 55758, Dar es Salaam, Tanzania                        N/A
  (Address of principal executive offices)                        (Zip Code)

                                (+255 788 364 496
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 18, 2009, the registrant's outstanding common stock consisted of 35,000,000 shares.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements.                                             3

     ITEM 2. Management Discussion and Analysis of Financial
             Condition / Plan of Operations.                                  14

     ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.      17

     ITEM 4. Control and Procedures.                                          17

     ITEM 4T. Controls and Procedures.                                        17

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings.                                               18

     ITEM 2. Unregistered Sales of Equity Securities.                         18

     ITEM 3. Defaults Upon Senior Securities.                                 18

     ITEM 4. Submission of Matters to a Vote of Security Holders.             18

     ITEM 5. Other Information.                                               18

     ITEM 6. Exhibits.                                                        18

                         PART I - FINANCIAL INFORMATION

Midex Gold Corp.
(A Development Stage Company)
June 30, 2009

                                                                           Index
                                                                           -----

Balance Sheets                                                               4

Statements of Operations                                                     5

Statements of Stockholders' Equity (Deficit)                                 6

Statements of Cash Flows                                                     7

Notes to the Financial Statements                                            8

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                 June 30,           March 31,
                                                                   2009               2009
                                                                 --------           --------
                                                                (Unaudited)         (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                           $ 22,663           $ 55,373
                                                                 --------           --------

TOTAL ASSETS                                                     $ 22,663           $ 55,373
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Loan from Director                                             $  4,230           $  4,230
                                                                 --------           --------

TOTAL CURRENT LIABILITIES                                           4,230              4,230
                                                                 --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 250,000,000 shares
   authorized; 35,000,000 shares issued and outstanding
   (March 31, 2008 - 25,000,000)                                   35,000             35,000
  Additional paid-in-capital                                       70,000             70,000
  Deficit accumulated during the development stage                (86,567)           (53,857)
                                                                 --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               18,433             51,143
                                                                 --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 22,663           $ 55,373
                                                                 ========           ========


   The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------


                                                     Three Months           Three Months         From Inception on
                                                        Ended                  Ended            February 6, 2008 to
                                                       June 30,               June 30,               June 30,
                                                         2009                   2008                   2009
                                                     ------------           ------------           ------------
Revenue                                              $         --           $         --           $         --
                                                     ------------           ------------           ------------
Expenses
  General and Administrative Expenses                      32,710                  6,144                 86,567
                                                     ------------           ------------           ------------

Net (loss) from Operation before Taxes                    (32,710)                (6,144)               (86,567)

Provision for Income Taxes                                      0                      0                      0
                                                     ------------           ------------           ------------

Net (loss)                                           $    (32,710)          $     (6,144)          $    (86,567)
                                                     ============           ============           ============

(LOSS) PER COMMON SHARE - BASIC AND DILUTED          $      (0.00)          $      (0.00)
                                                     ============           ============
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING                          35,000,000             25,000,000
                                                     ============           ============


   The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on February 6, 2008 to June 30, 2009
(Unaudited)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                      Common Stock         Additional     During
                                                  --------------------      Paid-in     Development
                                                  Shares        Amount      Capital        Stage        Total
                                                  ------        ------      -------        -----        -----
Balance at inception on February 6, 2008

Common shares issued for cash at $0.001
 (par value) on March 31, 2008                  25,000,000     $ 25,000     $(20,000)    $      --    $  5,000

Net (loss) for the period from inception
 on February 6, 2008 to March 31, 2008                  --           --           --        (1,082)     (1,082)
                                                ----------     --------     --------     ---------    --------
Balance as of March 31, 2008                    25,000,000     $ 25,000     $(20,000)    $  (1,082)   $  3,918
                                                ==========     ========     ========     =========    ========

Shares for cash at $0.01/share 9/30/08           8,800,000        8,800       79,200            --      88,000

Shares for cash at $0.01/share 12/31/08          1,200,000        1,200       10,800            --      12,000

Net (loss) for the period from inception on
 February 6, 2008 to March 31, 2009                     --           --           --       (53,857)    (53,857)
                                                ----------     --------     --------     ---------    --------
Balance as of March 31, 2009                    35,000,000     $ 35,000     $ 70,000     $ (53,857)   $ 51,143
                                                ==========     ========     ========     =========    ========

Net (loss)                                              --           --           --       (32,710)    (32,710)
                                                ----------     --------     --------     ---------    --------

Balance as of June 30, 2009                     35,000,000     $ 35,000     $ 70,000     $ (86,567)   $ 18,433
                                                ==========     ========     ========     =========    ========


   The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------


                                                        Three Months        Three Months      From Inception on
                                                           Ended               Ended         February 6, 2008 to
                                                          June 30,            June 30,            June 30,
                                                            2009                2008                2009
                                                         ---------           ---------           ---------
OPERATING ACTIVITIES
  Net (loss)                                             $ (32,710)          $  (6,144)          $ (86,567)
                                                         ---------           ---------           ---------

      Net cash (used) for operating activities             (32,710)             (6,144)            (86,567)
                                                         ---------           ---------           ---------
FINANCING ACTIVITIES
  Loans from Director                                           --               2,500               4,230
  Sale of common stock                                          --                  --             105,000
                                                         ---------           ---------           ---------

      Net cash provided by financing activities                 --               2,500             109,230
                                                         ---------           ---------           ---------

Net increase (decrease) in cash and equivalents            (32,710)             (3,644)             22,663

Cash and equivalents at beginning of the period             55,373               5,148                  --
                                                         ---------           ---------           ---------

Cash and equivalents at end of the period                $  22,663           $   1,504           $  22,663
                                                         =========           =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $      --           $      --           $      --
                                                         =========           =========           =========
  Taxes                                                  $      --           $      --           $      --
                                                         =========           =========           =========

NON-CASH ACTIVITIES                                      $      --           $      --           $      --
                                                         =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Unaudited)


1. ORGANIZATION AND BUSINESS OPERATIONS

TRIPOD INTERNATIONAL, INC ("the Company") was incorporated under the laws of the State of Nevada, U.S. on February 6, 2008. The name of the company was changed to Midex Gold Corp. on April 27, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7"). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 6, 2008 through June 30, 2009 the Company has accumulated losses of $86,567.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $86,567 as of June 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Unaudited)


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

h) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

i) Fiscal Periods

The Company's fiscal year end is March 31.

j) Cash Balances

The Company maintains its cash in the Canadian Bank and these funds are not insured.

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

Midex Gold Corp. fka Tripod International, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Unaudited)


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

Midex Gold Corp.  fka Tripod International, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Unaudited)


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

Midex Gold Corp.  fka Tripod International, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Unaudited)


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

5. INCOME TAXES

As of June 30, 2009, the Company had net operating loss carry forwards of approximately $86,567 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6. RELATED PARTY TRANSACTIONS

On February 6, 2008, Director had loaned the Company $930. On March 3, 2008 Director had loaned the Company $300. On April 16, 2008 Director had loaned the Company $2,500. On July 25, 2008 Director had loaned the Company $500. The loans are non-interest bearing, due upon demand and unsecured. As of June 30, 2009 total balance due to the director was $4,230.

7. ADVERTISING

All advertising costs are expensed as incurred. As of this time, there have been no advertising costs.

Midex Gold Corp.  fka Tripod International, Inc.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2009
(Unaudited)


8. PROPERTY

The company does not rent or lease any property. The office space is contributed by the director at no cost.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

OVERVIEW

We were incorporated in the State of Nevada on February 6, 2008 under the name Tripod International, Inc. On April 27, 2009 we changed our name to Midex Gold Corp. We are engaged in the business of developing a select portfolio of near-term gold and diamond production projects in Tanzania.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "MDXO.OB". We do not have any subsidiaries.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Midex Gold" refers to Midex Gold Corp.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had cash of $22,663 and a working capital surplus of $18,433. As of June 30, 2009 our accumulated deficit was $86,567. For the three months ended June 30, 2009 our net loss was $32,710 compared to $6,144 during the same period in 2008. This increase was due to higher general and administrative expenses.

Our loss was funded by proceeds from our bank account. During the three months ended June 30, 2009, we raised in net proceeds $nil through financing activities and our cash position decreased by $32,710.

We used net cash of $32,710 in operating activities for the three months ended June 30, 2009 compared to net cash of $6,144 in operating activities for the same period in 2008. We did not use any money in investing activities for the three months ended June 30, 2009 nor did we use any money for investing activities during the same period in 2008.

During the three months ended June 30, 2009 our monthly cash requirement was approximately $10,903, compared to approximately $2,048 for the same period in 2008. We expect to require a total of approximately $500,000 to fully carry out our business plan over the next twelve months beginning September 2009 as set out in this table:

           Description                                        Estimated Expense
           -----------                                        -----------------
     Legal and Auditing
     Expenses                                                      $ 75,000
     Office Rent and Expenses                                      $ 12,500
     General Administration                                        $ 25,000
     Geological Consulting                                         $ 60,000
     Technical Consulting                                          $ 90,000
     Field Contractors                                             $120,000
     Field Labor                                                   $ 10,000
     Lab Expenses                                                  $ 27,500
     Travel                                                        $ 60,000
     Miscellaneous Expenses                                        $ 20,000
                                                                   --------
     TOTAL                                                         $500,000
                                                                   ========

We intend to meet our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. We are currently not in good short-term financial standing. We anticipate that we may not generate any revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at June 30, 2009, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008 AND FROM INCEPTION TO JUNE 30, 2009.

LIMITED REVENUES

Since our inception on February 6, 2008 to June 30, 2009, we did not earn any revenues. As of June 30, 2009, we have an accumulated deficit of $86,567 and we did not earn any revenues during the three months ending on June 30, 2009. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $32,710 for the three months ended June 30, 2009, compared to a net loss of $6,144 for the same period in 2008. This increase in net loss was due to higher general and administrative expenses. From inception on February 6, 2008 to June 30, 2009, we have incurred a net loss of $86,567. Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2009, and $0.00 for the same period in 2008.

EXPENSES

Our total operating expenses increased from $6,144 to $32,710 for the three months ended June 30, 2009 compared to the same period in 2008. This increase in expenses is due to higher general and administrative fees. Since our inception on February 6, 2008 to June 30, 2009, we have incurred total operating expenses of $86,567.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses increased from $6,144 to $32,710 for the three months ended June 30, 2009 compared to the same period in 2008. Since our inception on February 6, 2008 until June 30, 2009 we have spent $86,567 on general and administrative expenses.

INFLATION

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Not applicable.

ITEM 4. CONTROL AND PROCEDURES.

Not applicable

ITEM 4T. CONTROL AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on March 19, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

a) We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b) Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of August 18, 2009 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number                                 Description
------                                 -----------

31.1 Certification of Chief Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

                               MIDEX GOLD CORP.
                                (REGISTRANT)


Date: August 19, 2009          /s/ Vera Vechera
                               -------------------------------------------------
                               Vera Vechera
                               Chief Executive Officer, Chief Financial Officer,
                               Director
                               (Authorized Officer for Registrant)