Form 10-Q
period 2009-09-30
MIDEX GOLD CORP.
filed 2009-11-24
CIK 1433654

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2009

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

                                +255 788 364 496
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 23, 2009, the registrant's outstanding common stock consisted of 175,000,000 shares.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements.                                             3

     ITEM 2. Management Discussion and Analysis of Financial
             Condition / Plan of Operations.                                  10

     ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.      13

     ITEM 4. Control and Procedures.                                          13

     ITEM 4T. Controls and Procedures.                                        13

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings.                                               15

     ITEM 2. Unregistered Sales of Equity Securities.                         15

     ITEM 3. Defaults Upon Senior Securities.                                 15

     ITEM 4. Submission of Matters to a Vote of Security Holders.             15

     ITEM 5. Other Information.                                               15

     ITEM 6. Exhibits.                                                        15

Midex Gold Corp.
(formerly Tripod International Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                                                September 30,        March 31,
                                                                                    2009               2009
                                                                                     $                  $
                                                                                  --------           --------
                                                                                 (unaudited)

ASSETS

Current Assets
  Cash                                                                                  --             55,373
                                                                                  --------           --------

Total Assets                                                                            --             55,373
                                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                                                   6,385                 --
  Due to a Related Party (Note 3)                                                   16,392              4,230
                                                                                  --------           --------
Total Liabilities                                                                   22,777              4,230
                                                                                  --------           --------
Stockholders' Deficit

Common Stock
  Authorized: 250,000,000 common shares, with a par value of $0.001 per share
    Issued and outstanding: 175,000,000 common shares                              175,000            175,000
  Additional Paid-In Capital                                                       (70,000)           (70,000)
  Accumulated Deficit During the Exploration Stage                                (127,777)           (53,857)
                                                                                  --------           --------
Total Stockholders' Deficit                                                        (22,777)            51,143
                                                                                  --------           --------

Total Liabilities and Stockholders' Deficit                                             --             55,373
                                                                                  ========           ========

Going Concern (Note 1)


   (The accompanying notes are an integral part of these financial statements)

Midex Gold Corp.
(formerly Tripod International Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                                                           Accumulated from
                                                                                                           February 6, 2008
                                         For the Three    For the Three    For the Six      For the Six       (Date of
                                         Months Ended     Months Ended     Months Ended     Months Ended    Inception) to
                                         September 30,    September 30,    September 30,    September 30,    September 30,
                                             2009             2008             2009             2008             2009
                                               $                $                $                $                $
                                         ------------     ------------     ------------     ------------     ------------
Revenue                                            --               --               --               --               --

Expenses
  General and Administrative                   33,468            2,509           73,920            8,653          127,777
  Income tax provisions                            --               --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------
Total Expenses                                 33,468            2,509           73,920            8,653          127,777
                                         ------------     ------------     ------------     ------------     ------------

Net Loss for the Period                       (33,468)          (2,509)         (73,920)          (8,653)        (127,777)
                                         ============     ============     ============     ============     ============

Loss Per Share - Basic and Diluted
Net Loss Per Share - Basic and Diluted             --               --               --               --
                                         ============     ============     ============     ============

Weighted Average Shares Outstanding       175,000,000      175,000,000      175,000,000      175,000,000
                                         ============     ============     ============     ============


   (The accompanying notes are an integral part of these financial statements)

Midex Gold Corp.
(formerly Tripod International Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                         Accumulated from
                                                                                         February 6, 2008
                                                     For the Six        For the Six         (Date of
                                                     Months Ended       Months Ended      Inception) to
                                                     September 30,      September 30,      September 30,
                                                         2009               2008               2009
                                                           $                  $                  $
                                                        --------           --------           --------
Operating Activities
  Net loss for the period                                (73,920)            (8,653)          (127,777)
  Changes in operating assets and liabilities:
     Accounts payable                                      6,385                 --              6,385
                                                        --------           --------           --------

Net Cash Used In Operating Activities                    (67,535)                --           (121,392)
                                                        --------           --------           --------
Financing Activities
  Proceeds from related parties                           12,162              3,000             16,392
  Proceeds from issuance of common shares                     --             88,000            105,000
                                                        --------           --------           --------

Net Cash Provided By Financing Activities                 12,162             91,000            121,392
                                                        --------           --------           --------

Increase (Decrease) in Cash                              (55,373)            82,347                 --

Cash - Beginning of Period                                55,373              5,148                 --
                                                        --------           --------           --------

Cash - End of Period                                          --             87,495                 --
                                                        ========           ========           ========

Supplemental Disclosures
  Interest paid                                               --                 --                 --
  Income tax paid                                             --                 --                 --
                                                        ========           ========           ========


   (The accompanying notes are an integral part of these financial statements)

1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

     Midex Gold Corp. (formerly Tripod International Inc.) (the "Company") was incorporated under the laws of the State of Nevada, U.S. on February 6, 2008. The name of the company was changed to Midex Gold Corp. on April 27, 2009. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, "DEVELOPMENT STAGE ENTITIES. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

     These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. As at September 30, 2009, the Company had a working capital deficit of $22,777 and an accumulated deficit of $127,777. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a) Basis of Presentation

     These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is March 31.

     b) Interim Financial Statements

     These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 2009, included in the Company's Annual Report on Form 10-K filed on June 29, 2009 with the SEC.

     The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2009, and the results of its operations and cash flows for the three and six month periods ended September 30, 2009 and 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

     c) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

     d) Cash and Cash Equivalents

     The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2009, the Company had no cash equivalents.

     e) Basic and Diluted Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with ASC 260, EARNINGS PER SHARE, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common
     shareholders   (numerator)  by  the  weighted   average  number  of  shares
     outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     f) Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, INCOME TAXES, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     g) Comprehensive Loss

     ASC 220, COMPREHENSIVE INCOME, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009 and March 31, 2009, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     h) Financial Instruments

     ASC 820, "FAIR VALUE MEASUREMENTS" and ASC 825, FINANCIAL INSTRUMENTS, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

     LEVEL 1

     Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

     LEVEL 2

     Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

     LEVEL 3

     Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

     The Company's financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

     i) Recent Accounting Pronouncements

     In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company's financial statements.

     In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company's financial statements.

     In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and is not expected to have a material effect on the Company's financial statements.

     j) Recently Adopted Accounting Pronouncements

     On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company's financial statements.

         Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company's financial statements.

     k) Comparative Figures

     Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation.

3. RELATED PARTY TRANSACTION

     As at September 30, 2009, the Company owed $16,392 (March 31, 2009 - $4,230) to a director of the Company for funding of general operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

4. COMMON SHARES

     On July 31, 2009, the Company and its Board of Directors approved a five-to-one (5:1) forward stock split of all issued and outstanding common shares, with an effective date of August 10, 2009. The effect of the forward stock split increased the number of issued and outstanding common shares from 35,000,000 shares to 175,000,000 shares, and the forward stock split has been applied on a retroactive basis since the Company's inception date.

5. SUBSEQUENT EVENTS

     In accordance with ASC 855, we have evaluated subsequent events through November 23, 2009, the date of issuance of the unaudited interim consolidated financial statements, and did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "MXGD.OB". We do not have any subsidiaries.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Midex Gold" refers to Midex Gold Corp.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had cash of $nil and a working capital deficit of $22,777. As of September 30, 2009 our accumulated deficit was $127,777. For the three months ended September 30, 2009 our net loss was $33,468 compared to $2,509 during the same period in 2008. This increase was due to higher general and administrative expenses.

Our loss was funded by shareholder loans. During the six months ended September 30, 2009, we raised in net proceeds $nil through financing activities and our cash position decreased by $55,373.

We used net cash of $67,535 in operating activities for the six months ended September 30, 2009 compared to net cash of $nil in operating activities for the same period in 2008. We did not use any money in investing activities for the six months ended September 30, 2009 nor did we use any money for investing activities during the same period in 2008.

During the six months ended September 30, 2009 our monthly cash requirement was approximately $11,255, compared to approximately $nil for the same period in 2008. We expect to require a total of approximately $500,000 to fully carry out our business plan over the next twelve months beginning December 2009 as set out in this table:

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

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at September 30, 2009, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND FROM INCEPTION TO SEPTEMBER 30, 2009.

LIMITED REVENUES

Since our inception on February 6, 2008 to September 30, 2009, we did not earn any revenues. As of September 30, 2009, we have an accumulated deficit of $127,777 and we did not earn any revenues during the three months ending on September 30, 2009. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NET LOSS

We incurred a net loss of $33,468 for the three months ended September 30, 2009, compared to a net loss of $2,509 for the same period in 2008. This increase in net loss was due to higher general and administrative expenses. From inception on February 6, 2008 to September 30, 2009, we have incurred a net loss of $127,777. Our basic and diluted loss per share was $0.00 for the three months ended September 30, 2009, and $0.00 for the same period in 2008.

EXPENSES

Our total operating expenses increased from $2,509 to $33,468 for the three months ended September 30, 2009 compared to the same period in 2008. This increase in expenses is due to higher general and administrative fees. Since our inception on February 6, 2008 to September 30, 2009, we have incurred total operating expenses of $127,777.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses increased from $2,509 to $33,468 for the three months ended September 30, 2009 compared to the same period in 2008. Since our inception on February 6, 2008 until September 30, 2009 we have spent $127,777 on general and administrative expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND FROM INCEPTION TO SEPTEMBER 30, 2009.

LIMITED REVENUES

We did not earn any revenues during the six months ending on September 30, 2009, nor did we earn any revenues during the same period in 2008. At this time, our ability to generate any significant revenues continues to be uncertain.

NET LOSS

We incurred a net loss of $73,920 for the six months ended September 30, 2009, compared to a net loss of $8,653 for the same period in 2008. This increase in net loss was due to higher general and administrative expenses.

EXPENSES

Our total operating expenses increased from $8,653 to $73,920 for the six months ended September 30, 2009 compared to the same period in 2008. This increase in expenses is due to higher general and administrative fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses increased from $8,653 to $73,920 for the six months ended September 30, 2009 compared to the same period in 2008.

INFLATION

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 4. CONTROL AND PROCEDURES

Not applicable

ITEM 4T. CONTROL AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on March 19, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of November 23, 2009 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

                               MIDEX GOLD CORP.
                                (REGISTRANT)


Date: November 23, 2009        /s/ Morgan Magella
                               -------------------------------------------------
                               Morgan Magella
                               Chief Executive Officer, Chief Financial Officer,
                               Director
                               (Authorized Officer for Registrant)