Form 10-Q
period 2009-12-31
MIDEX GOLD CORP.
filed 2010-03-26
CIK 1433654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 333-149000

Midex Gold Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Kanonyele, Box 55758, Dar es Salaam, Tanzania	N/A
(Address of principal executive offices)	(ZIP Code)

+255 788 364 496

(Issuer's telephone number)

_______________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐       Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 26, 2010, the registrant’s outstanding common stock consisted of 175,000,000 shares.

PART I - FINANCIAL INFORMATION

Midex Gold Corp.

(formerly Tripod International Inc.)

(A Development Stage Company)

December 31, 2009

Midex Gold Corp.

(formerly Tripod International Inc.)

(A Development Stage Company)

Balance Sheets

(expressed in U.S. dollars)

	December 31, 2009 $ (unaudited)	March 31, 2009 $
ASSETS

Current Assets

Cash	–	55,373

Total Assets	–	55,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	8,802	–
Due to a Related Party (Note 3)	30,148	4,230

Total Liabilities	38,950	4,230

Stockholders’ Deficit

Common Stock Authorized: 250,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 175,000,000 common shares	175,000	175,000

Additional Paid-In Capital	(70,000)	(70,000)

Accumulated Deficit During the Exploration Stage	(143,950)	(53,857)

Total Stockholders’ Deficit	(38,950)	51,143

Total Liabilities and Stockholders’ Deficit	–	55,373

(The accompanying notes are an integral part of these financial statements)

F-1

Midex Gold Corp.

(formerly Tripod International Inc.)

(A Development Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended December 31, 2009	For the Three Months Ended December 31, 2008	For the Nine Months Ended December 31, 2009	For the Nine Months Ended December 31, 2008	Accumulated from February 6, 2008 (Date of Inception) to December 31, 2009
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses

General and Administrative	10,004	25,729	90,093	34,382	143,950
Income tax provisions	–	–	–	–	–

Total Expenses	10,004	25,729	90,093	34,382	143,950

Net Loss for the Period	(10,004)	(25,729)	(90,093)	(34,382)	(143,950)

Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	175,000,000	33,581,255	175,000,000	28,749,090

(The accompanying notes are an integral part of these financial statements)

F-2

Midex Gold Corp.

(formerly Tripod International Inc.)

(A Development Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Nine Months Ended December 31, 2009	For the Nine Months Ended December 31, 2008	Accumulated from February 6, 2008 (Date of Inception) to December 31, 2009
	$	$	$
Operating Activities

Net loss for the period	(90,093)	(34,382)	(143,950)

Changes in operating assets and liabilities:

Accounts payable	8,802	–	8,802

Net Cash Used In Operating Activities	(81,291)	–	(135,148)

Financing Activities
Proceeds from related parties	25,918	3,000	30,148
Proceeds from issuance of common shares	–	100,000	105,000

Net Cash Provided By Financing Activities	25,918	103,000	135,148

Increase (Decrease) in Cash	(55,373)	68,618	–

Cash – Beginning of Period	55,373	5,148	–

Cash – End of Period	–	73,766	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

F-3

Midex Gold Corp.

 (formerly Tripod International Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(expressed in U.S. dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Midex Gold Corp. (formerly Tripod International Inc.)  (the “Company”) was incorporated under the laws of the State of Nevada, U.S. on February 6, 2008.  The name of the company was changed to Midex Gold Corp. on April 27, 2009.  The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, “Development Stage Entities.  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at December 31, 2009, the Company had a working capital deficit of $38,950 and an accumulated deficit of $143,950.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.      Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2009.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2009, and the results of its operations and cash flows for the nine month period ended December 31, 2009 and 2008.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

3.

Related Party Transaction

As at December 31, 2009, the Company owed $30,148 (March 31, 2009 - $4,230) to a director of the Company for funding of general operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

4.

Common Shares

On July 31, 2009, the Company and its Board of Directors approved a five-to-one (5:1) forward stock split of all issued and outstanding common shares, with an effective date of August 10, 2009.  The effect of the forward stock split increased the number of issued and outstanding common shares from 35,000,000 shares to 175,000,000 shares, and the forward stock split has been applied on a retroactive basis since the Company’s inception date.

5.

Subsequent Events

In accordance with ASC 855, we have evaluated subsequent events through March 26, 2010, the date of issuance of the unaudited interim consolidated financial statements, and did not have any material recognizable subsequent events.

F-4

ITEM 2.  Management Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “MXGD.OB”.  We do not have any subsidiaries.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Midex Gold" refers to Midex Gold Corp.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $nil and a working capital deficit of $38,950.  As of December 31, 2009 our accumulated deficit was $143,950.  For the three months ended December 31, 2009 our net loss was $10,004 compared to $25,729 during the same period in 2008.  This increase was due to higher general and administrative expenses.

Our loss was funded by shareholder loans.  During the nine months ended December 31, 2009, we raised in net proceeds $25,918 through financing activities and our cash position decreased by $55,373.

We used net cash of $81,291 in operating activities for the nine months ended December 31, 2009 compared to net cash of $nil in operating activities for the same period in 2008.  We did not use any money in investing activities for the nine months ended December 31, 2009 nor did we use any money for investing activities during the same period in 2008.

During the nine months ended December 31, 2009 our monthly cash requirement was approximately $9,032, compared to approximately $nil for the same period in 2008.  We expect to require a total of approximately $500,000 to fully carry out our business plan over the next twelve months beginning April 2010 as set out in this table:

Description	Estimated Expense
Legal and Auditing Expenses	$75,000
Office Rent and Expenses	$12,500
General Administration	$25,000
Geological Consulting	$60,000
Technical Consulting	$90,000
Field Contractors	$120,000
Field Labor	$10,000
Lab Expenses	$27,500
Travel	$60,000
Miscellaneous Expenses	$20,000
Total	$500,000

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

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at December 31, 2009, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 and from inception to December 31, 2009.

Limited Revenues

Since our inception on February 6, 2008 to December 31, 2009, we did not earn any revenues.  As of December 31, 2009, we have an accumulated deficit of $143,950 and we did not earn any revenues during the three months ending on December 31, 2009.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $10,004 for the three months ended December 31, 2009, compared to a net loss of $25,729 for the same period in 2008.  This decrease in net loss was due to lower general and administrative expenses.  From inception on February 6, 2008 to December 31, 2009, we have incurred a net loss of $143,950.  Our basic and diluted loss per share was $0.00 for the three months ended December 31, 2009, and $0.00 for the same period in 2008.

Expenses

Our total operating expenses decreased from $25,729 to $10,004 for the three months ended December 31, 2009 compared to the same period in 2008.  This decrease in expenses is due to lower general and administrative fees.  Since our inception on February 6, 2008 to December 31, 2009, we have incurred total operating expenses of $143,950.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased from $25,729 to $10,004 for the three months ended December 31, 2009 compared to the same period in 2008.  Since our inception on February 6, 2008 until December 31, 2009 we have spent $143,950 on general and administrative expenses.

Results of Operations for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 and from inception to December 31, 2009.

Limited Revenues

We did not earn any revenues during the nine months ending on December 31, 2009, nor did we earn any revenues during the same period in 2008.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $90,093 for the nine months ended December 31, 2009, compared to a net loss of $34,382 for the same period in 2008.  This increase in net loss was due to higher general and administrative expenses.

Expenses

Our total operating expenses increased from $34,382 to $90,093 for the nine months ended December 31, 2009 compared to the same period in 2008.  This increase in expenses is due to higher general and administrative fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased from $34,382 to $90,093 for the nine months ended December 31, 2009 compared to the same period in 2008.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on March 19, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of March 26, 2010 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

MIDEX GOLD CORP.
(REGISTRANT)

Date: March 26, 2010	/s/ Morgan Magella
Morgan Magella
Chief Executive Officer, Chief Financial Officer, Director
(Authorized Officer for Registrant)