Form 10-Q/A
period 2009-06-30
MIDEX GOLD CORP.
filed 2010-06-21
CIK 1433654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 15, 2010, the registrant’s outstanding common stock consisted of 175,000,000 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 which the Registrant previously filed with the Securities and Exchange Commission on August 19, 2009 (the “Original Filing”).  The Registrant is filing this Amendment to because the Registrant has restated its financial statements as at and for the three months ended June 30, 2009.  The financial statements have been restated to reflect the following transactions:

•

Recording of legal fees of $3,673 that was previously not recorded;

•

Recording of transfer agent fees of $1,996 that was previously not recorded;

•

Recording of filing fees of $569 that was previously not recorded; and

•

Recording of $3,500 for accounting fees that were previously not recorded.

The effect of the restatements resulted in an increase in total liabilities of $9,738, and a decrease in total stockholders’ equity by $9,738.  In addition, general and operating expenditures increased by $9,738 and net loss increased by $9,738.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

PART I - FINANCIAL INFORMATION

Midex Gold Corp. fka Tripod International, Inc.
(An Exploration Stage Company)

June 30, 2009 Restated

Index
Balance Sheets	F-1

Statements of Operations	F-2

Statements of Stockholders’ Equity (Deficit)	F-3

Statements of Cash Flows	F-4

Notes to the Financial Statements	F-5

Midex Gold Corp. fka Tripod International, Inc. (An Exploration Stage Company) Balance Sheets
Assets
	June 30	March 31
	2009	2009
	(Unaudited)
	(Restated – Note 5)
Current Assets
Cash	$22,663	$55,373
Total Assets	$22,663	$55,373

Liabilities and Stockholders’ Equity (deficit)

Current Liabilities
Accounts Payable	$4,576	-
Loan from Director	9,392	4,230
Total Current Liabilities	$13,968	$4,230

Stockholders’ Equity (deficit)

Common stock, $0.001 par value, 250,000,000 shares authorized;
35,000,000 shares issued and outstanding
At June 30, 2009 and March 31, 2009, respectively	35,000	35,000
Additional paid-in-capital	70,000	70,000
Deficit accumulated during the exploration stage	(96,305)	(53,857)
Total stockholders’ equity (deficit)	8,695	51,143
Total liabilities and stockholders’ equity (deficit)	$22,663	$$55,373

The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc. (An Exploration Stage Company) Statements of Operations (Unaudited)
	Three Months Ended June 30, 2009 (Restated – Note 5)	Three Months Ended June 30, 2008	From Inception on February 6, 2008 to June 30, 2009 (Restated – Note 5)
Revenue	$-	$-	$-
Expenses
General and Administrative Expenses	42,448	6,144	96,305
Net (loss) from Operation before Taxes	(42,448)	(6,144)	96,305
Provision for Income Taxes	-	-	-
Net loss	$(42,448)	$(6,144)	$(96,305)

Loss per common share – Basic and diluted	$-	$-

Weighted Average Number of Common Shares Outstanding	35,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc. (An Exploration Stage Company) Statements of Stockholders’ Equity (Deficit) From Inception on February 6, 2008 to June 30, 2009 (Unaudited)
	Common Stock Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During exploration stage (Restated – Note 5)	Total (Restated – Note 5)
Balance at inception on February 6, 2008
Common shares issued for cash at $0.0002 (par value) on March 31, 2008	25,000,000	$ 25,000	$ (20,000)	$ -	$ 5,000
Net (loss) for the period from inception on February 6, 2008 to March 31, 2008	-	-	-	(1,082)	(1,082)
Balance as of March 31, 2008	25,000,000	$ 25,000	$ (20,000)	$ (1,082)	$ 3,918
Shares for cash at $0.01/share 9/30/08	8,800,000	8,800	79,200		88,000
Shares for cash at $0.01/share 12/31/08	1,200,000	1,200	10,800		12,000
Net (loss) for the year ended to March 31, 2009	-	-	-	(52,775)	(52,775)
Balance as of March 31, 2009	35,000,000	$ 35,000	$ 70,000	(53,857)	51,143
Net (loss) for the period ending June 30, 2009	-	-	-	(42,448)	(42,448)
Balance as of June 30, 2009	35,000,000	$ 35,000	$ 70,000	$ (96,305)	$ 8,695

        Retroactively stated due to 5:1 Forward Split on April 27, 2009

The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc. (An Exploration Stage Company) Statements of Cash Flows (Unaudited)
	Three Months Ended June 30, 2009 (Restated – Note 5)	Three Months Ended June 30, 2008	From Inception on February 6, 2008 to June 30, 2009 (Restated – Note 5)
Operating Activities
Net (loss)	$(42,448)	$(6,144)	$(96,305)

Changes in operating assets and liabilities:
Accounts Payable	4,576	-	4,576
Net cash (used) for operating activities	(37,872)	(6,144)	(91,729)

Financing Activities
Loans from Director	5,162	2,500	9,392
Sale of common stock	-	-	105,000
Net cash provided by financing activities	$5,162	2,500	114,392

Net increase (decrease) in cash and equivalents	(32,710)	(3,644)	22,663

Cash and equivalents at beginning of the period	55,373	5,148	-
Cash and equivalents at end of the period	$22,663	$1,504	$22,663

Supplemental cash flow information:

Cash paid for:

Interest	$-		$-
Taxes	$-		$-

Non-Cash Activities	$-		$-

The accompanying notes are an integral part of these financial statements.

Midex Gold Corp. fka Tripod International, Inc.

(An Exploration Stage Company)

Notes to the Condensed Interim Financial Statements

June 30, 2009

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

TRIPOD INTERNATIONAL, INC (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 6, 2008.  The name of the company was changed to Midex Gold Corp. on April 27, 2009.  The Company is in the exploration stage as defined under Statement on Financial Accounting Standards No. 7, Exploration Stage Enterprises (“SFAS No.7”).  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, February 6, 2008 through June 30, 2009 the Company has accumulated losses of $96,305.

2.  GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $96,305 as of June 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2009, and the results of its operations and cash flows for the three month period ended June 30, 2009 and 2008.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

4. RELATED PARTY TRANSACTIONS

As at June 30, 2009, the Company owed $9,392 (March 31, 2009 - $4,230) to a director in the Company for payment of general expenditures on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

5. RESTATEMENT

The Company has restated its financial statements as at and for the three months ended June 30, 2009.  The financial statements have been restated to reflect the following transactions:

•

Recording of legal fees of $3,673 that was previously not recorded;

•

Recording of transfer agent fees of $1,996 that was previously not recorded;

•

Recording of filing fees of $569 that was previously not recorded; and

•

Recording of $3,500 for accounting fees that were previously not recorded.

The effect of the restatements resulted in an increase in total liabilities of $9,738, and a decrease in total stockholders’ equity by $9,738.  In addition, general and operating expenditures increased by $9,738 and net loss increased by $9,738.

Midex Gold Corp. fka Tripod International, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2009

(Unaudited)

5. RESTATEMENT (continued)

         a)    Balance Sheets

	As at June 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
Liabilities
Accounts Payable	-	4,576	4,576
Due to Related Parties	4,230	5,162	9,392
Total Liabilities	4,230	9,738	13,968
Stockholders’ Equity
Accumulated Deficit	(86,567)	(9,738)	(96,305)
Total Stockholders’ Equity	18,433	(9,738)	8,695

b)

Statements of Operations

	For the Three Months Ended June 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
Operating Expenses
General and Administrative	32,710	9,738	42,448
Total Operating Expenses	32,710	9,738	42,448
Net Income (Loss)	32,710	9,738	42,448

	From Inception on February 6, 2008 to June 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
Operating Expenses
General and Administrative	86,567	9,738	96,305
Total Operating Expenses	86,567	9,738	96,305
Net Income (Loss)	86,567	9,738	96,305

c)

Statements of Cash flows

	For the Three Months Ended June 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Loss	(32,710)	(9,738)	(42,448)
Changes in Operating Assets and Liabilities
Accounts Payable	-	4,576	4,576
Net cash used for operating activities	(32,710)	(5,162)	(37,872)

Financing Activities
Loans from Director	-	5,162	5,162
Net cash provided by financing activities	-	5,162	5,162

Midex Gold Corp. fka Tripod International, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

June 30, 2009

(Unaudited)

5. RESTATEMENT (continued)

c)

Statements of Cash flows (continued)

	From Inception on February 6, 2008 to June 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Loss	(86,567)	(9,738)	(96,305)
Changes in Operating Assets and Liabilities
Accounts Payable	-	4,576	4,576
Net cash used for operating activities	(86,567)	(5,162)	(91,729)

Financing Activities
Loans from Director	-	5,162	5,162
Net cash provided by financing activities	109,230	5,162	114,392

d)

Statements of Stockholders’ Equity

	From Inception on February 6, 2008 to June 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
Deficit Accumulated during the Exploration Stage	(86,567)	(9,738)	(96,305)
Total	18,433	(9,738)	8,695

6.

SUBSEQUENT EVENTS

In accordance with ASC 855, we have evaluated subsequent events through June 15, 2010, the date of issuance of the unaudited interim consolidated financial statements, and did not have any material recognizable subsequent events.

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

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “MDXO.OB”.  We do not have any subsidiaries.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Midex Gold" refers to Midex Gold Corp.

Liquidity and Capital Resources

As of June 30, 2009, we had cash of $22,663 and a working capital surplus of $8,695.  As of June 30, 2009 our accumulated deficit was $96,305.  For the three months ended June 30, 2009 our net loss was $42,448 compared to $6,144 during the same period in 2008.  This increase was due to higher general and administrative expenses.

Our loss was funded by proceeds from our bank account.  During the three months ended June 30, 2009, we raised in net proceeds $nil from the sale of our common stock and our cash position decreased by $32,710.

We used net cash of $37,872 in operating activities for the three months ended June 30, 2009 compared to net cash of $6,144 in operating activities for the same period in 2008.  We received $5,162 in financing activities from a director in the Company compared to $2,500 for the same period in 2008.

During the three months ended June 30, 2009 our monthly cash requirement was approximately $12,624, compared to approximately $2,048 for the same period in 2008.  We expect to require a total of approximately $500,000 to fully carry out our business plan over the next twelve months beginning September 2009 as set out in this table:

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

Limited Revenues

Since our inception on February 6, 2008 to June 30, 2009, we did not earn any revenues.  As of June 30, 2009, we have an accumulated deficit of $96,305 and we did not earn any revenues during the three months ending on June 30, 2009.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $42,448 for the three months ended June 30, 2009, compared to a net loss of $6,144 for the same period in 2008.  This increase in net loss was due to higher general and administrative expenses.  From inception on February 6, 2008 to June 30, 2009, we have incurred a net loss of $96,305.  Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2009, and $0.00 for the same period in 2008.

Expenses

Our total operating expenses increased from $6,144 to $42,448 for the three months ended June 30, 2009 compared to the same period in 2008.  This increase in expenses is due to higher general and administrative fees.  Since our inception on February 6, 2008 to June 30, 2009, we have incurred total operating expenses of $96,305.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased from $6,144 to $42,448 for the three months ended June 30, 2009 compared to the same period in 2008.  Since our inception on February 6, 2008 until June 30, 2009 we have spent $96,305 on general and administrative expenses.

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

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on June 29, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of June 15, 2010 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

MIDEX GOLD CORP.
(REGISTRANT)

Date: June 15, 2010	/s/ Morgan Magella
Morgan Magella
Chief Executive Officer, Chief Financial Officer, Director
(Authorized Officer for Registrant)