Form 10-Q/A
period 2009-09-30
MIDEX GOLD CORP.
filed 2010-06-21
CIK 1433654

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 which the Registrant previously filed with the Securities and Exchange Commission on June 15, 2010 (the “Original Filing”).  The Registrant is filing this Amendment to because the Registranthas restated its financial statements as at and for the three and six months ended September 30, 2009 due to an accounting error.

The errors for the six month period ended September 30, 2009 related to recording of additional transfer agent fees of $3,544 and professional fees of $2,625.  The effects of the adjustment resulted in an increase in the net loss of $6,169, and a corresponding increase in accounts payable of $3,972 and an increase in amounts due to a related party of $2,197

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

PART I - FINANCIAL INFORMATION

Midex Gold Corp.

(formerly Tripod International Inc.)

(An Exploration Stage Company)

September 30, 2009 Restated

Midex Gold Corp.

(formerly Tripod International Inc.)

(An Exploration Stage Company)

Balance Sheets

(expressed in U.S. dollars)

(Restated – Note 6)

	September 30, 2009 $ (unaudited)	March 31, 2009 $
ASSETS

Current Assets

Cash	–	55,373

Total Assets	–	55,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	10,357	–
Due to a Related Party (Note 4)	18,589	4,230

Total Liabilities	28,946	4,230

Stockholders’ Deficit

Common Stock Authorized: 250,000,000 common shares, with a par value of $0.001 per share Issued and outstanding: 175,000,000 common shares at September 30, 2009 and March 31, 2009, respectively	175,000	175,000

Additional Paid-In Capital	(70,000)	(70,000)

Accumulated Deficit During the Exploration Stage	(133,946)	(53,857)

Total Stockholders’ Deficit	(28,946)	51,143

Total Liabilities and Stockholders’ Deficit	–	55,373

Going Concern (Note 2)

(The accompanying notes are an integral part of these financial statements)

Midex Gold Corp.

(formerly Tripod International Inc.)

(An Exploration Stage Company)

Statements of Operations

(expressed in U.S. dollars)

(unaudited)

(Restated – Note 6)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Six Months Ended September 30, 2009	For the Six Months Ended September 30, 2008	Accumulated from February 6, 2008 (Date of Inception) to September 30, 2009
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses

General and Administrative	37,641	2,509	80,089	8,653	133,946
Income tax provisions	–	–	–	–	–

Total Expenses	37,641	2,509	80,089	8,653	133,946

Net Loss for the Period	(37,641)	(2,509)	(80,089)	(8,653)	(133,946)

Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	175,000,000	138,190,200	175,000,000	131,631,150

(The accompanying notes are an integral part of these financial statements)

Midex Gold Corp.

(formerly Tripod International Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

(Restated – Note 6)

	For the Six Months Ended September 30, 2009	For the Six Months Ended September 30, 2008	Accumulated from February 6, 2008 (Date of Inception) to September 30, 2009
	$	$	$
Operating Activities

Net loss for the period	(80,089)	(8,653)	(133,946)

Changes in operating assets and liabilities:

Accounts payable	10,357	–	10,357

Net Cash Used In Operating Activities	(69,732)	(8,653)	(123,589)

Financing Activities
Proceeds from related parties	14,359	3,000	18,589
Proceeds from issuance of common shares	–	88,000	105,000

Net Cash Provided By Financing Activities	14,359	91,000	123,589

Increase (Decrease) in Cash	(55,373)	82,347	–

Cash – Beginning of Period	55,373	5,148	–

Cash – End of Period	–	87,495	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

2.    Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  As at September 30, 2009, the Company had a working capital deficit of $28,946 and an accumulated deficit of $133,946. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2009, and the results of its operations and cash flows for the six month period ended September 30, 2009 and 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

4.

Related Party Transaction

As at September 30, 2009, the Company owed $18,589 (March 31, 2009 - $4,230) to a director of the Company for funding of general operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.

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

6.

Restatement

The Company has restated its financial statements as at and for the three and six months ended September 30, 2009 due to an accounting error.  The financial statements have been restated to reflect the recording of $6,169 of general and administrative expenses.

The effect of the restatement increased net loss for the period ended September 30, 2009 by $6,169.

a)

Balance Sheets

	As at September 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
Liabilities
Accounts Payable	6,385	3,972	10,357
Due to a Related Party	16,392	2,197	18,589
Stockholders Deficit
Accumulated Deficit During the Exploration Stage	(127,777)	(6,169)	(133,946)

b)

Statements of Operations

	For the Three Months Ended September 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
General and Administrative	33,468	4,173	37,641
Total Expenses	33,468	4,173	37,641
Net Loss	33,468	4,173	37,641

	For the Six Months Ended September 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
General and Administrative	73,920	6,169	80,089
Total Expenses	73,920	6,169	80,089
Net Loss	73,920	6,169	80,089

	Accumulated from February 6, 2008 (Date of Inception) to September 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
General and Administrative	127,777	6,169	133,946
Total Expenses	127,777	6,169	133,946
Net Loss	127,777	6,169	133,946

c)

Statements of Cash flows

	For the Six Months Ended September 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Loss for the period	(73,920)	(6,169)	(80,089)
Changes in operating assets and liabilities:
Accounts Payable	6,385	3,972	10,357
Cash flows Used In Operating Activities	(67,535)	(2,197)	(69,732)

Financing Activities
Proceeds from related parties	12,162	2,197	14,359
Cash flows Provided by Financing Activities	12,162	2,197	14,359

6.

Restatement (continued)

c)

Statements of Cash flows

(continued)

	Accumulated from February 6, 2008 (Date of Inception) to September 30, 2009
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Loss for the period	(127,777)	(6,169)	(133,946)
Changes in operating assets and liabilities:
Accounts Payable	6,385	3,972	10,357
Cash flows Used In Operating Activities	(121,392)	(2,197)	(123,589)

Financing Activities
Proceeds from related parties	16,392	2,197	18,589
Cash flows Provided by Financing Activities	16,392	2,197	18,589

7.

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

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $nil and a working capital deficit of $28,946.  As of September 30, 2009 our accumulated deficit was $133,946.  For the three months ended September 30, 2009 our net loss was $37,641 compared to $2,509 during the same period in 2008.  This increase was due to higher general and administrative expenses.

Our loss was funded by shareholder loans.  During the six months ended September 30, 2009, we raised in net proceeds $nil through financing activities and our cash position decreased by $55,373.

We used net cash of $80,089 in operating activities for the six months ended September 30, 2009 compared to net cash of $8,653 in operating activities for the same period in 2008.  We did not use any money in investing activities for the six months ended September 30, 2009 nor did we use any money for investing activities during the same period in 2008.

During the six months ended September 30, 2009 our monthly cash requirement was approximately $13,348, compared to approximately $1,442 for the same period in 2008.  We expect to require a total of approximately $500,000 to fully carry out our business plan over the next twelve months beginning December 2009 as set out in this table:

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

Limited Revenues

Since our inception on February 6, 2008 to September 30, 2009, we did not earn any revenues.  As of September 30, 2009, we have an accumulated deficit of $133,946 and we did not earn any revenues during the three months ending on September 30, 2009.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $37,641 for the three months ended September 30, 2009, compared to a net loss of $2,509 for the same period in 2008.  This increase in net loss was due to higher general and administrative expenses.  From inception on February 6, 2008 to September 30, 2009, we have incurred a net loss of $133,946.  Our basic and diluted loss per share was $0.00 for the three months ended September 30, 2009, and $0.00 for the same period in 2008.

Expenses

Our total operating expenses increased from $2,509 to $37,641 for the three months ended September 30, 2009 compared to the same period in 2008.  This increase in expenses is due to higher general and administrative fees.  Since our inception on February 6, 2008 to September 30, 2009, we have incurred total operating expenses of $133,946.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased from $2,509 to $37,641 for the three months ended September 30, 2009 compared to the same period in 2008.  Since our inception on February 6, 2008 until September 30, 2009 we have spent $133,946 on general and administrative expenses.

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

Net Loss

We incurred a net loss of $80,089 for the six months ended September 30, 2009, compared to a net loss of $8,653 for the same period in 2008.  This increase in net loss was due to higher general and administrative expenses.

Expenses

Our total operating expenses increased from $8,653 to $80,089 for the six months ended September 30, 2009 compared to the same period in 2008.  This increase in expenses is due to higher general and administrative fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased from $8,653 to $80,089 for the six months ended September 30, 2009 compared to the same period in 2008.

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